Form 10QSB
period 1999-12-31
PROBEX CORP
filed 2000-03-20
CIK 845880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

     FOR QUARTER ENDED DECEMBER 31, 1999      COMMISSION FILE NO. 001-15567

                                  PROBEX CORP.
               (Exact name of registrant as specified in charter)


        COLORADO                                        33-0294243
--------------------------------------------------------------------------------
(State or other Jurisdiction                  (IRS Employer Identification No.)
  of Incorporation)



     1467 LEMAY, SUITE 111, CARROLLTON, TEXAS            75225
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


     Registrant's Telephone Number, Including Area Code: (972) 466-1555
                                                         --------------

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES         NO   X
                                  -----      -----

As of February 29, 2000, there were 21,025,477 shares of common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES         NO   X
    -----      -----

                                  PROBEX CORP.
                                DECEMBER 31, 1999
                                      INDEX



                                                                                                PAGE NO.
                                                                                                --------
PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets (unaudited) as of December 31, 1999 and
              September 30, 1999...................................................................1

              Consolidated Statements of Operations (unaudited) for the three months ended December 31, 1999 and 1998 and the period from April 1, 1988
              (Inception) to December 31,1999......................................................2

              Consolidated Statements of Stockholders' Equity (unaudited) for the period from April 1, 1988 (Inception) to December 31, 1999..................................3

              Consolidated Statements of Cash Flows (unaudited) for the three months ended December 31, 1999 and 1998 and the period from April 1, 1988
              (Inception) to December 31,1999.....................................................14

              Notes to Consolidated Financial Statements (unaudited)..............................15

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations..........................................................................34

PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings...................................................................37

     Item 2.  Changes in Securities and Use of Proceeds...........................................37

     Item 3.  Defaults Upon Senior Securities.....................................................38

     Item 4.  Submission of Matters to a Vote of Security Holders.................................38

     Item 5.  Other Information...................................................................39

     Item 6.  Exhibits and Reports on Form 8-K....................................................39


SIGNATURES........................................................................................40

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   DECEMBER 31,    SEPTEMBER 30,
                                                      1999             1999
                                                   ------------    ------------
                      ASSETS
CURRENT ASSETS

   Cash in banks                                   $ 4,230,096        2,658,055
   Employee receivable                                  27,339            8,708
   Subscription receivable                             350,000               --
   Prepaid expense                                       6,125           13,687
                                                   -----------      -----------

     Total Current Assets                            4,613,560        2,680,450
                                                   -----------      -----------

PROPERTY AND EQUIPMENT

   Lab and research equipment                        1,008,004          892,850
   Leasehold Improvements                               69,769           66,489
   Other                                               177,849          157,346
                                                   -----------      -----------
                                                     1,255,622        1,116,685
   Accumulated depreciation and amortization          (379,057)        (324,301)
                                                   -----------      -----------

     Total Property and Equipment                      876,565          792,384
                                                   -----------      -----------

INTANGIBLE ASSETS - PATENTS                             19,155           15,150

RESTRICTED CASH                                        372,922          190,142

OTHER ASSETS                                             2,938            2,937
                                                   -----------      -----------
         Total Assets                              $ 5,885,140      $ 3,681,063
                                                   ===========      ===========


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        DECEMBER 31,        SEPTEMBER 30,
                                                                            1999                1999
                                                                      ---------------      ---------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable, trade                                            $        58,481              287,764
   Promissory note                                                            750,000              750,000
   Accrued expenses                                                           482,447              261,733
                                                                      ---------------      ---------------
     Total Current Liabilities                                              1,290,928            1,301,345
                                                                      ---------------      ---------------

LONG-TERM LIABILITIES
   Obligations under capital leases                                            17,742               20,361
                                                                      ---------------      ---------------

     Total Long-Term Liabilities                                               17,742               20,361
                                                                      ---------------      ---------------

       Total Liabilities                                                    1,308,670            1,321,706
                                                                      ---------------      ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Series A 10% Cumulative Convertible Preferred Stock,
     no par value, authorized 10,000,000 shares, subscribed
     but not issued 535,000 at Dec. 31, 1999 and 190,000
     at Sep. 30, 1999                                                       4,659,570            1,608,227
                                                                      ---------------      ---------------
   Common Stock, no par value, authorized 50,000,000
     shares, issued and outstanding - 21,025,477 at
     Dec. 31, 1999 and 18,932,029 at Sep. 30, 1999                          8,661,410            7,329,260

   Common Stock, subscribed but not issued -
      None at Dec. 31, 1999 and 2,011,388 at Sep. 30, 1999
                                                                                   --            1,316,600

   Deferred Stock Expense                                                      (4,167)              (5,209)

   Deficit Accumulated During Development Stage                            (8,740,343)          (7,889,521)
                                                                      ---------------      ---------------
       Total Stockholders' Equity                                           4,576,470            2,359,357
                                                                      ---------------      ---------------

         Total Liabilities and Stockholders' Equity                   $     5,885,140      $     3,681,063
                                                                      ===============      ===============

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                    PERIOD FROM
                                                                                                   APRIL 1, 1988
                                                                                                  (INCEPTION) TO
                                                        THREE MONTHS ENDED DECEMBER 31,             DECEMBER 31,
                                                             1999                1998                   1999
                                                       ---------------      ---------------      ----------------
REVENUE                                                $            --      $            --      $        86,729
COST OF REVENUE                                                     --                   --              173,493
                                                       ---------------      ---------------      ---------------
GROSS LOSS                                                          --                   --              (86,764)

OPERATING EXPENSES
   Salaries and wages                                          172,768               48,445            1,190,806
   Research and development                                    313,955              349,867            2,976,049
   Stock compensation expense                                    1,042               13,542              454,945
   Stock services expense                                          550                   --              410,977
   Consulting fees                                              16,221                   --              152,905
   Legal fees                                                   10,180                5,930              329,216
   Directors fees                                                   --                   --                  591
   Accounting fees                                              12,692                1,145              158,418
   Insurance                                                    43,112               12,979              265,979
   Payroll taxes                                                13,692                3,449               86,637
   Travel and entertainment                                     45,612               24,064              385,781
   Telephone                                                    15,604               10,964              174,186
   Vehicle expenses                                                 --                   --                6,009
   Office supplies                                              22,007                4,427              150,241
   Rent                                                         20,193                9,513              138,970
   Depreciation                                                 12,151                7,632               76,466
   Marketing services                                           28,034                   --               86,511
   Stock transfer fees                                           2,338                  537               17,806
   Utilities                                                     2,478                4,645               41,168
   Miscellaneous                                                45,531                8,925              347,095
                                                       ---------------      ---------------      ---------------
     Loss from Operations                                      778,160              506,064            7,537,520
                                                       ---------------      ---------------      ---------------

OTHER INCOME AND EXPENSE
   Stock financing expense                                          --                   --             (720,321)
   Loss on sale of land                                             --                   --              (47,109)
   Loss on sale of property and equipment                           --                   --             (158,797)
   Interest expense                                            (28,694)             (20,333)            (226,577)
   Miscellaneous income                                         38,818                5,348               49,893
                                                       ---------------      ---------------      ---------------
     Total Other Income and (Expense)                           10,124              (14,985)          (1,102,911)
                                                       ---------------      ---------------      ---------------

NET LOSS                                               $      (768,036)     $      (521,049)     $    (8,640,431)
                                                       ===============      ===============      ===============
NET LOSS PER SHARE (BASIC AND DILUTED)                 $         (0.04)     $         (0.03)
                                                       ===============      ===============

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                Common Stock
                                                               -------------------------------------------------   Deferred
                                                                 Shares/Units   Shares/Units                         Stock
                                                                   Issued        Subscribed           Amount        Expense
                                                               --------------  -------------     ---------------   --------
Net loss for the period April 1, 1988 (Inception)
to September 30, 1988                                                    --                      $            --

Shares/Units issued:
Units issued August 1988 - $.000133 per share                    27,500,000                               3,667

Shares issued September 1988 - $.001 per share                   10,000,000                              10,000

Shares/Units subscribed but not paid or issued:
Units subscribed August 1988 - $.000133 per share                                 7,500,000               1,000

Shares subscribed September 1988 - $.001 per share                                2,000,000               2,000

Net loss for the year ended September 30, 1989

Shares/Units Issued:
Issued June 1989 - subscribed at Sept 30, 1988                    9,500,000      (9,500,000)

Units Issued June 1989 - $.01 per share - public offering        30,000,000                             300,000

Stock offering costs from public offering                                                               (58,440)

Net loss for the year ended September 30, 1990

Shares Issued / Sold:
Issued for acquisition of subsidiary - December 1989            308,000,000

Sold for divestiture of subsidiary - September 1990            (308,000,000)

Activity for the year ended September 30, 1991

Net loss for the year ended September 30, 1992

Net income for the year ended September 30, 1993




                                                                    Deficit
                                                                  Accumulated
                                                                     During                Total
                                                                  Development           Stockholders'
                                                                     Stage                 Equity
                                                                ----------------       ---------------
Net loss for the period April 1, 1988 (Inception)
to September 30, 1988                                            $            (14)     $           (14)

Shares/Units issued:
Units issued August 1988 - $.000133 per share                                                    3,667

Shares issued September 1988 - $.001 per share                                                  10,000

Shares/Units subscribed but not paid or issued:
Units subscribed August 1988 - $.000133 per share                                                1,000

Shares subscribed September 1988 - $.001 per share                                               2,000

Net loss for the year ended September 30, 1989                             (5,707)              (5,707)

Shares/Units Issued:
Issued June 1989 - subscribed at Sept 30, 1988                                                      --

Units Issued June 1989 - $.01 per share - public offering                                      300,000

Stock offering costs from public offering                                                      (58,440)

Net loss for the year ended September 30, 1990                           (253,512)            (253,512)

Shares Issued / Sold:
Issued for acquisition of subsidiary - December 1989                                                --

Sold for divestiture of subsidiary - September 1990                                                 --

Activity for the year ended September 30, 1991                                                      --

Net loss for the year ended September 30, 1992                               (848)                (848)

Net income for the year ended September 30, 1993                              889                  889


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                              Common Stock
                                                                         ----------------------------------------------------
                                                                           Shares/Units      Shares/Units
                                                                              Issued          Subscribed          Amount
                                                                         -----------------   -------------      -------------
Shares/Units Issued / Split:
 Shares issued August 1993 - $.00003 per share for cash                     308,000,000                              8,000

 Shares/Units - reverse stock split - 200 for 1 - Sept 1993                (383,075,000)

Net loss for the year ended September 30, 1994

Shares/Units Issued / Split:
 Shares/Units - reverse stock split - 3.20834 for 1 - Jan 1994               (1,323,352)

Shares issued for technology license March 1994                               9,950,000

Units issued in private placement - $0.92 per unit
 Issued March 1994                                                              642,500                            591,100
 Issued April 1994                                                               45,000                             41,400
 Issued May 1994                                                                322,391                            296,600
 Issued July 1994                                                                22,500                             20,700
 Issued August 1994                                                              97,500                             89,700

Stock offering costs for private placement                                                                        (134,413)

Shares Issued:
 Issued for directors fees - July 1995 - $0.033 per shares                      300,000                              9,900
  - no cash and basis is average book value

 Issued for financial advisory services - Sept.1995 - $0.033 per share
  -no cash and basis is average book value                                       46,995                              1,551

Stock offering costs from private placement in 1994                                                                 (5,635)

Stock offering costs from Convertible Notes private placement -1995                                                (22,000)

Net loss for the year ended September 30, 1995

Shares Issued:
 Issued for employee services - Oct.'95/Apr.'96 - $0.013 per share

- no cash and basis is average book value                                                   556,627                  7,236





                                                                                        Deficit
                                                                                      Accumulated
                                                                          Deferred      During          Total
                                                                            Stock    Development   Stockholders'
                                                                           Expense       Stage         Equity
                                                                        ----------   ------------- ---------------
Shares/Units Issued / Split:
 Shares issued August 1993 - $.00003 per share for cash                                                 8,000

 Shares/Units - reverse stock split - 200 for 1 - Sept 1993                                               --

Net loss for the year ended September 30, 1994                                        (401,897)      (401,897)

Shares/Units Issued / Split:
 Shares/Units - reverse stock split - 3.20834 for 1 - Jan 1994                                             --

Shares issued for technology license March 1994                                                            --

Units issued in private placement - $0.92 per unit
 Issued March 1994                                                                                    591,100
 Issued April 1994                                                                                     41,400
 Issued May 1994                                                                                      296,600
 Issued July 1994                                                                                      20,700
 Issued August 1994                                                                                    89,700

Stock offering costs for private placement                                                           (134,413)

Shares Issued:
 Issued for directors fees - July 1995 - $0.033 per shares                                              9,900
  - no cash and basis is average book value

 Issued for financial advisory services - Sept.1995 - $0.033 per share
  -no cash and basis is average book value                                                              1,551

Stock offering costs from private placement in 1994                                                    (5,635)

Stock offering costs from Convertible Notes private placement -1995                                   (22,000)

Net loss for the year ended September 30, 1995                                       (413,655)       (413,655)

Shares Issued:
 Issued for employee services - Oct.'95/Apr.'96 - $0.013 per share

- no cash and basis is average book value                                                               7,236


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                   Common Stock
                                                                              ----------------------------------------------------
                                                                                Shares/Units      Shares/Units
                                                                                   Issued          Subscribed          Amount
                                                                              -----------------   -------------      -------------
Issued for financial advisory fees - Oct.'95/May-Aug'96 - $0.013 per share
 -no cash and basis is average book value                                           72,333                                  940

Issued for consulting services - Nov.1995 - $0.013 per share
 -no cash and basis is average book value                                            5,000                                   65

Issued for compensation to officers - Feb. 1996 - $0.013 per share
 - no cash and basis is average book value                                         500,000                                6,500

Issued for extension of payable terms - Apr.1996 - $0.013 per share
 -no cash and basis is average book value                                           50,000                                  650

Issued by Transfer Agent in Error - Mar. / Apr. 1996                                70,667

Issued for conversion of 12% Aug. 1995 Notes - May 1996                            494,670                              371,000

Subscribed for conversion of 12% Aug. 1995 Notes - Mar. 1996                                         7,067                5,300

Issued for independent. contractor services - Mar./Apr-Aug'96 - $0.013 per          39,090                                  508
 Share -no cash and basis is average book value

Stock offering costs from Convertible Notes private placement -1995                                                     (26,690)

Net loss for the year ended September 30, 1996

Shares Issued:
Issued for employee services - Dec.1996 - $0.013 per share
 - no cash and basis is average book value                                         125,000                                1,625

Issued for directors services - Dec. 1996 - $0.013 per share
 -no cash and basis is average book value                                          579,720                                7,536

Issued for consulting services - Oct. '96/Dec. '96 - $0.013 per share
 -no cash and basis is average book value                                           66,947                                  870




                                                                                                Deficit
                                                                                              Accumulated
                                                                                  Deferred      During          Total
                                                                                    Stock    Development   Stockholders'
                                                                                   Expense       Stage         Equity
                                                                                ----------   ------------- ---------------
Issued for financial advisory fees - Oct.'95/May-Aug'96 - $0.013 per share
 -no cash and basis is average book value                                                                           940

Issued for consulting services - Nov.1995 - $0.013 per share
 -no cash and basis is average book value                                                                            65

Issued for compensation to officers - Feb. 1996 - $0.013 per share
 - no cash and basis is average book value                                                                        6,500

Issued for extension of payable terms - Apr.1996 - $0.013 per share
 -no cash and basis is average book value                                                                           650

Issued by Transfer Agent in Error - Mar. / Apr. 1996                                                                 --

Issued for conversion of 12% Aug. 1995 Notes - May 1996                                                         371,000

Subscribed for conversion of 12% Aug. 1995 Notes - Mar. 1996                                                      5,300

Issued for independent. contractor services - Mar./Apr-Aug'96 - $0.013 per                                          508
 Share -no cash and basis is average book value

Stock offering costs from Convertible Notes private placement -1995                                             (26,690)

Net loss for the year ended September 30, 1996                                                  (931,610)      (931,610)

Shares Issued:
Issued for employee services - Dec.1996 - $0.013 per share
 - no cash and basis is average book value                                                                        1,625

Issued for directors services - Dec. 1996 - $0.013 per share
 -no cash and basis is average book value                                                                         7,536

Issued for consulting services - Oct. '96/Dec. '96 - $0.013 per share
 -no cash and basis is average book value                                                                           870

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                                   Common Stock
                                                                              ----------------------------------------------------
                                                                                Shares/Units      Shares/Units
                                                                                   Issued          Subscribed          Amount
                                                                              -----------------   -------------      -------------
Issued for consulting services - Jan. 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                     14,171                                 3,543

Units issued from conversion of warrants/new offer - $0.25 per share
 Issued Jan-Mar 1997                                                              470,000                               117,500

Issued for employee services - Jan.1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                    200,000                                50,000

Issued for employee services - Jan.1997 - $0.25 per share
 - no cash and basis is recent stock offerings - vested over 2 yrs                400,000                               100,000

Issued for loan extension - Feb, 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                      6,813                                 1,703

Issued for loan extension - Feb, 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                    500,000                               107,660

Issued for stock that was subscribed - Apr 1997 - from Mar 1996
 - no cash as the cash was received previously                                      7,067            (7,067)

Subscribed from conversion of warrant/new stock offer - Apr. 1997                                   190,000              47,500

Issued from conversion of warrants/new offer - $0.25 per share
 Issued Apr-Jun 1997                                                              632,067                               159,018

Issued for loan extension - 12% Notes Payable - $0.25 per share
 Issued Apr-Jun 1997                                                              197,564                                49,391

Issued for consulting services - Apr.-Jun. 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                    553,000                               138,250

Issued for conversion of 12% Jun.'96 Notes-May 1997-$0.25 per share               724,702                               180,175
 - no cash and basis is recent stock offerings



                                                                                                Deficit
                                                                                              Accumulated
                                                                                  Deferred      During          Total
                                                                                    Stock    Development   Stockholders'
                                                                                   Expense       Stage         Equity
                                                                                ----------   ------------- ---------------
Issued for consulting services - Jan. 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                                                  3,543

Units issued from conversion of warrants/new offer - $0.25 per share
 Issued Jan-Mar 1997                                                                                          117,500

Issued for employee services - Jan.1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                                                 50,000

Issued for employee services - Jan.1997 - $0.25 per share
 - no cash and basis is recent stock offerings - vested over 2 yrs                (64,583)                     35,417

Issued for loan extension - Feb, 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                                                  1,703

Issued for loan extension - Feb, 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                                                107,660

Issued for stock that was subscribed - Apr 1997 - from Mar 1996
 - no cash as the cash was received previously                                                                     --

Subscribed from conversion of warrant/new stock offer - Apr. 1997                                              47,500

Issued from conversion of warrants/new offer - $0.25 per share
 Issued Apr-Jun 1997                                                                                          159,018

Issued for loan extension - 12% Notes Payable - $0.25 per share
 Issued Apr-Jun 1997                                                                                           49,391

Issued for consulting services - Apr.-Jun. 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                                                138,250

Issued for conversion of 12% Jun.'96 Notes-May 1997-$0.25 per share                                           180,175
 - no cash and basis is recent stock offerings

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                   Common Stock
                                                                              ----------------------------------------------------
                                                                                Shares/Units      Shares/Units
                                                                                   Issued          Subscribed          Amount
                                                                              -----------------   -------------      -------------
Issued for employee services - May 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                      52,183                                13,046

Issued for conversion of 10% Mar.'96 Note-May 1997-$0.11 per share                 304,545                                33,499
 Issued May 1997 - basis is agreed upon price

Issued for stock offering - $0.11 per share
 Issued May 1997 - basis is agreed upon price                                    1,219,996                               130,000

Issued for conversion-deferred compensation for three officers
 - $0.11 per unit - no cash and basis is recent stock offerings                  1,908,631                               201,668

Stock offering costs                                                                  --                                  (5,251)

Issued for stock that was subscribed - Jul 1997 - from Jun 1997
 - no cash as the cash was received previously                                     190,000           (190,000)

Issued for consulting services - Jul. 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                      52,500                                13,125

Issued from conversion of warrants/new offer - $0.25 per share
 - Issued Jul-Sep 1997                                                           1,193,000                               298,250

Cancelled that were issued by Transfer Agent in Error - Mar. / Apr. 1996           (70,667)                                 --

Issued for conversion of 12% Jul / Aug.'96 Note-Sep 1997-$0.20 per
 Share issued Sep 1997 - basis is agreed upon price                                538,300                               107,660

Issued for conversion of 12% Notes Payable-Apr 1996 - $0.25 per
 Share issued Sep 1997 - basis is recent stock offerings                           185,865                                46,466

Cancelled for liquidation - Probex Technologies, L.P. - issued Mar 1994         (9,860,000)                                 --


Issued for liquidation of Probex Technologies, L.P. - to partners of L.P.        7,610,692                                  --

Subscribed from conversion of warrant/new stock offer Sep 1997-$0.25
 Per share                                                                            --            1,682,218            398,554




                                                                                                Deficit
                                                                                              Accumulated
                                                                                  Deferred      During          Total
                                                                                    Stock    Development   Stockholders'
                                                                                   Expense       Stage         Equity
                                                                                ----------   ------------- ---------------
Issued for employee services - May 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                                                 13,046

Issued for conversion of 10% Mar.'96 Note-May 1997-$0.11 per share                                             33,499
 Issued May 1997 - basis is agreed upon price

Issued for stock offering - $0.11 per share
 Issued May 1997 - basis is agreed upon price                                                     --          130,000

Issued for conversion-deferred compensation for three officers
 - $0.11 per unit - no cash and basis is recent stock offerings                                               201,668

Stock offering costs                                                                              --           (5,251)

Issued for stock that was subscribed - Jul 1997 - from Jun 1997
 - no cash as the cash was received previously

Issued for consulting services - Jul. 1997 - $0.25 per share
 - no cash and basis is recent stock offerings                                                                 13,125

Issued from conversion of warrants/new offer - $0.25 per share
 - Issued Jul-Sep 1997                                                                            --          298,250

Cancelled that were issued by Transfer Agent in Error - Mar. / Apr. 1996                                         --

Issued for conversion of 12% Jul / Aug.'96 Note-Sep 1997-$0.20 per
 Share issued Sep 1997 - basis is agreed upon price                                                           107,660

Issued for conversion of 12% Notes Payable-Apr 1996 - $0.25 per
 Share issued Sep 1997 - basis is recent stock offerings                                          --           46,466

Cancelled for liquidation - Probex Technologies, L.P. - issued Mar 1994                                          --


Issued for liquidation of Probex Technologies, L.P. - to partners of L.P.                                        --

Subscribed from conversion of warrant/new stock offer Sep 1997-$0.25
 Per share                                                                                                    398,554


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                   Common Stock
                                                                              ----------------------------------------------------
                                                                                Shares/Units      Shares/Units
                                                                                   Issued          Subscribed          Amount
                                                                              -----------------   -------------      -------------
Subscribed from conversion of 12% Jun'96 Notes - Sep. 1997                                            100,625           25,156
 - no cash and basis is recent stock offerings

Subscribed from conversion of 12% Notes Payable-Apr 1996 -$0.25 per share
 - no cash and basis is recent stock offerings                                                         56,009           14,002

Subscribed from conversion of loan from officer - Sep 1997 -$0.25 per share
 - no cash and basis is recent stock offerings                                                         53,389           13,347

Subscribed from conversion of 10% Note - Mar 1996 -$0.25 per share
 Issued Sep 1997 - no cash and basis is recent stock offerings                                         23,104            5,777

Net loss for the twelve months ended September 30, 1997                                --

                                                                               ----------         -----------      -----------
BALANCE AT SEPTEMBER 30, 1997                                                  21,619,017         $ 1,915,344      $ 3,780,709
                                                                               ==========         ===========      ===========



                                                                                                Deficit
                                                                                              Accumulated
                                                                                  Deferred      During          Total
                                                                                    Stock    Development   Stockholders'
                                                                                   Expense       Stage         Equity
                                                                                ----------   ------------- ---------------
Subscribed from conversion of 12% Jun'96 Notes - Sep. 1997                                                        25,156
 - no cash and basis is recent stock offerings

Subscribed from conversion of 12% Notes Payable-Apr 1996 -$0.25 per share
 - no cash and basis is recent stock offerings                                                                    14,002

Subscribed from conversion of loan from officer - Sep 1997 -$0.25 per share
 - no cash and basis is recent stock offerings                                                                    13,347

Subscribed from conversion of 10% Note - Mar 1996 -$0.25 per share
 Issued Sep 1997 - no cash and basis is recent stock offerings                                                     5,776

Net loss for the twelve months ended September 30, 1997                                        (1,293,542)    (1,293,542)
                                                                               ------------   -----------    -----------
BALANCE AT SEPTEMBER 30, 1997                                                  $    (64,583)  $(3,299,896)   $   416,230
                                                                               ============   ===========    ===========

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                              Common Stock
                                                                         ----------------------------------------------------
                                                                           Shares/Units      Shares/Units
                                                                              Issued          Subscribed           Amount
                                                                         -----------------   -------------      -------------
BALANCE AT SEPTEMBER 30, 1997 - CONTINUED                                  21,619,017          1,915,344         $ 3,780,709

Issued for stock that was subscribed - Sep'97, issued Oct 1997
       - no cash as the cash was received previously                        1,915,344         (1,915,344)

 Issued for stock that was subscribed - Sep'97, issued Oct 1997
       - no cash as the cash was received previously                           12,001               --

     Issued for consulting services - Jul. 1997 - $0.25 per share
       - no cash and basis is recent private stock sales                      410,130                                102,533

     Issued for employee services - Dec. 1997 - $0.25 per share
       - no cash and basis is recent private stock sales                      151,667                                 37,917

 Issued from private stock sale - $0.25 per share - Issued Jul-Sep'97         327,786                                 81,947

     Subscribed from private stock sale - Dec'97-$0.25 per share                 --              179,952              44,988

                                                                           ----------            -------
SUB-TOTAL - BALANCE AT DECEMBER 31, 1997                                   24,435,945            179,952
                                                                           ==========            =======

REVERSE 2 FOR 1 STOCK SPLIT - DECEMBER 1997                                       /2                /2
                                                                           ---------             -------           ---------

BALANCE AT DECEMBER 31, 1997                                               12,218,042             89,976           4,048,094

     Issued for correction of error - Jan.1998 - post-split
       - no cash as the cash was received previously                           89,976            (89,976)

 Issued from private stock sale - $0.50 per share - Issued Jan-Mar'98         300,746                                154,988

     Subscribed from private stock sale - Mar'98-$0.50 per share                 --               93,000              46,500





                                                                                            Deficit
                                                                                          Accumulated
                                                                              Deferred      During          Total
                                                                                Stock    Development   Stockholders'
                                                                               Expense       Stage         Equity
                                                                            ----------   ------------- ---------------
BALANCE AT SEPTEMBER 30, 1997 - CONTINUED                                   $  (64,583)   $(3,299,896)   $   416,230

Issued for stock that was subscribed - Sep'97, issued Oct 1997
       - no cash as the cash was received previously

 Issued for stock that was subscribed - Sep'97, issued Oct 1997
       - no cash as the cash was received previously

     Issued for consulting services - Jul. 1997 - $0.25 per share
       - no cash and basis is recent private stock sales                                                     102,533

     Issued for employee services - Dec. 1997 - $0.25 per share
       - no cash and basis is recent private stock sales                                                      37,917

 Issued from private stock sale - $0.25 per share - Issued Jul-Sep'97                                         81,947

     Subscribed from private stock sale - Dec'97-$0.25 per share                                              44,988

SUB-TOTAL - BALANCE AT DECEMBER 31, 1997

REVERSE 2 FOR 1 STOCK SPLIT - DECEMBER 1997

BALANCE AT DECEMBER 31, 1997                                                   (64,583)    (3,299,896)       683,614

     Issued for correction of error - Jan.1998 - post-split
       - no cash as the cash was received previously

 Issued from private stock sale - $0.50 per share - Issued Jan-Mar'98                            --          154,988

     Subscribed from private stock sale - Mar'98-$0.50 per share                                              46,500



 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                                    Common Stock
                                                                                 ----------------------------------------------
                                                                                   Shares/Units      Shares/Units
                                                                                      Issued          Subscribed      Amount
                                                                                 -----------------   ------------ -------------
Issued for stock that was subscribed - Mar 1998, issued Apr 1998
  - no cash as the cash was received previously                                          93,000       (93,000)

Issued from private stock sale - $0.50 per share - Issued Apr-May '98                   620,251                      310,126

Issued for conversion of 12% Notes Pay-Apr'96 - $0.50 per share
Issued Apr 1998 - basis is recent stock offerings                                       208,976                      104,488

Issued for correction of error - Mar'98 - shares issued at $0.65 instead of $0.50
  - no cash as the cash was received previously                                           9,230

Issued for consulting services - Jun. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                     161,895                      68,448

Issued for employee services - Jun. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                     162,975                      81,488

Issued for employee services - Jun.1998 - $0.50 per share
  - no cash and basis is recent stock offerings - vested over 3 yrs                      25,002                      12,501

Issued from private stock sale - $0.50 per share - Issued Aug 1998                       22,000                      11,000

Issued for exercise of employee options - Aug'98 - $0.50 per share                       52,200                      26,100

Issued for loan incentive - Aug. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                      50,000                      25,000

Issued for employee services - Jun. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                     245,411                     122,706

Issued for term of anti-dilutive agreement -Sep'98 - $0.80 per share
  - no cash and basis is estimated market value                                         670,709                     536,567

  Amortization of Deferred Stock Expense                                                   --

  Net loss for the twelve months ended September 30, 1998                                  --
                                                                                     ----------       -------  ------------
BALANCE AT SEPTEMBER 30, 1998                                                        14,930,413            --  $  5,548,004
                                                                                     ==========       =======  ============




                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Deferred         During          Total
                                                                                     Stock       Development   Stockholders'
                                                                                    Expense          Stage         Equity
                                                                                  ---------      ------------- ---------------
Issued for stock that was subscribed - Mar 1998, issued Apr 1998
  - no cash as the cash was received previously

Issued from private stock sale - $0.50 per share - Issued Apr-May '98                                    --        310,126

Issued for conversion of 12% Notes Pay-Apr'96 - $0.50 per share
Issued Apr 1998 - basis is recent stock offerings                                                                  104,488

Issued for correction of error - Mar'98 - shares issued at $0.65 instead of $0.50
  - no cash as the cash was received previously

Issued for consulting services - Jun. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                                                 68,448

Issued for employee services - Jun. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                                                 81,488

Issued for employee services - Jun.1998 - $0.50 per share
  - no cash and basis is recent stock offerings - vested over 3 yrs                 (10,417)                         2,083

Issued from private stock sale - $0.50 per share - Issued Aug 1998                                       --         11,000

Issued for exercise of employee options - Aug'98 - $0.50 per share                                                  26,100

Issued for loan incentive - Aug. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                                                 25,000

Issued for employee services - Jun. 1998 - $0.50 per share
  - no cash and basis is recent private stock sales                                                                122,706

Issued for term of anti-dilutive agreement -Sep'98 - $0.80 per share
  - no cash and basis is estimated market value                                                                    536,567

  Amortization of Deferred Stock Expense                                             51,042                         51,042

  Net loss for the twelve months ended September 30, 1998                                        (2,157,474)    (2,157,474)
                                                                                   --------    ------------     ----------
BALANCE AT SEPTEMBER 30, 1998                                                      $(23,958)   $ (5,457,371)        66,674
                                                                                   ========    ============     ==========


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                              Common Stock
                                                                         ----------------------------------------------------
                                                                           Shares/Units      Shares/Units
                                                                              Issued          Subscribed           Amount
                                                                         -----------------   -------------      -------------
Issued from private stock sale - Oct-Dec 1998 - $0.50 per share               259,800                                129,900

Issued from private stock sale - Jan.- Apr. 1999 - $0.50 per share          2,728,331              --              1,364,166

Amortization of Deferred Stock Expense                                           --

Issued for employee services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales                       63,100                                 31,550

Issued for consulting services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales                       30,000                                 65,000

Issued for employee services - Jul - Sep. 1999 - $0.50 per share              334,500                                117,250

Issued from private sale - Sep 1999 - $.425 per share                         585,885                                249,000

Issued from exercise of warrants - Aug. 1999 - $0.75 per share                                1,420,800            1,065,600

Private sale to Directors & Officers - Aug. 1999 - $0.425 per share                             590,588              251,000

Common Stock offering costs                                                                                         (175,609)

Issued from private stock sale - Sep. 1999 - $10.00 per share

Preferred Stock offering costs

Preferred Stock dividend accrual

Net loss for the twelve months ended Sep 30, 1999

                                                                           ----------         ---------           ----------

BALANCE AT SEPTEMBER 30, 1999                                              18,932,029         2,011,388           $8,645,860
                                                                           ==========         =========           ==========



                                                                                        Preferred Stock
                                                                                    ------------------------
                                                                                    Shares/Units
                                                                                     Subscribed       Amount
                                                                                    ------------      ------
Issued from private stock sale - Oct-Dec 1998 - $0.50 per share

Issued from private stock sale - Jan.- Apr. 1999 - $0.50 per share

Amortization of Deferred Stock Expense

Issued for employee services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales

Issued for consulting services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales

Issued for employee services - Jul - Sep. 1999 - $0.50 per share

Issued from private sale - Sep 1999 - $.425 per share

Issued from exercise of warrants - Aug. 1999 - $0.75 per share

Private sale to Directors & Officers - Aug. 1999 - $0.425 per share

Common Stock offering costs

Issued from private stock sale - Sep. 1999 - $10.00 per share                         190,000      1,900,000

Preferred Stock offering costs                                                                      (291,773)

Preferred Stock dividend accrual

Net loss for the twelve months ended Sep 30, 1999
                                                                                      -------     ----------

BALANCE AT SEPTEMBER 30, 1999                                                         190,000     $1,608,227
                                                                                      =======     ==========


                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Deferred         During          Total
                                                                                     Stock       Development   Stockholders'
                                                                                    Expense          Stage         Equity
                                                                                  ---------      ------------- ---------------
Issued from private stock sale - Oct-Dec 1998 - $0.50 per share                                            --        129,900

Issued from private stock sale - Jan.- Apr. 1999 - $0.50 per share                                                 1,364,166

Amortization of Deferred Stock Expense                                                18,749                          18,749

Issued for employee services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales                                                              31,550

Issued for consulting services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales                                                              65,000

Issued for employee services - Jul - Sep. 1999 - $0.50 per share                                                     117,250

Issued from private sale - Sep 1999 - $.425 per share                                                                249,000

Issued from exercise of warrants - Aug. 1999 - $0.75 per share                                                     1,065,600

Private sale to Directors & Officers - Aug. 1999 - $0.425 per share                                                  251,000

Common Stock offering costs                                                                                         (175,609)

Issued from private stock sale - Sep. 1999 - $10.00 per share                                                      1,900,000

Preferred Stock offering costs                                                                                      (291,773)

Preferred Stock dividend accrual                                                                      (17,123)       (17,123)

Net loss for the twelve months ended Sep 30, 1999                                                  (2,415,027)    (2,415,027)
                                                                                   ----------      ----------     ----------

BALANCE AT SEPTEMBER 30, 1999                                                      $  (5,209)      (7,889,521)    $2,359,358
                                                                                   ==========      ==========     ==========


 See accompanying notes to unaudited interim consolidated financial statements.

                                   PROBEX CORP
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                              Common Stock
                                                                         ----------------------------------------------------
                                                                           Shares/Units      Shares/Units
                                                                              Issued          Subscribed           Amount
                                                                         -----------------   -------------      -------------
Issued for stock that was subscribed - Aug 1999, issued Oct-Dec 1999
  - no cash as the cash was received previously                                1,420,800     (1,420,800)

Issued for stock that was subscribed - Aug 1999, issued Oct 1999
  - no cash as the cash was received previously                                  590,589       (590,588)

Issued from exercise of warrants - Dec 1999 at $0.75 per share                    20,000                              15,000

Issued for consulting services - Dec 1999 - $0.01 per share                       55,000                                 550

Issued for correction of error - Jan-Apr 1999 shares issued at
$0.50 instead of $0.425
  - no cash as the cash was received previously                                    7,059


Amortization of Deferred Stock Expense                                              --

Issued from private stock sale - Oct-Dec 1999 - $10.00 per share

Preferred Stock offering costs - Oct-Dec 1999

Preferred Stock dividend accrual -  Dec 1999

Net loss for the three months ended Dec 31, 1999                                    --
                                                                              ----------     ----------           ----------

BALANCE AT DECEMBER 31, 1999                                                  21,025,477           --             $8,661,410
                                                                              ==========     ==========           ==========




                                                                                            Preferred Stock
                                                                                    -----------------------------
                                                                                    Shares/Units
                                                                                     Subscribed          Amount
                                                                                    ------------      -----------
Issued for stock that was subscribed - Aug 1999, issued Oct-Dec 1999
 - no cash as the cash was received previously

Issued for stock that was subscribed - Aug 1999, issued Oct 1999
 - no cash as the cash was received previously

Issued from exercise of warrants - Dec 1999 at $0.75 per share

Issued for consulting services - Dec 1999 - $0.01 per share

Issued for correction of error - Jan-Apr 1999 shares issued at $0.50 instead of $0.425
 - no cash as the cash was received previously


Amortization of Deferred Stock Expense

Issued from private stock sale - Oct-Dec 1999 - $10.00 per share                        345,000         3,450,000

Preferred Stock offering costs - Oct-Dec 1999                                                            (398,657)

Preferred Stock dividend accrual -  Dec 1999

Net loss for the three months ended Dec 31, 1999
                                                                                        -------       -----------

BALANCE AT DECEMBER 31, 1999                                                            535,000       $ 4,659,570
                                                                                        =======       ===========



                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Deferred         During          Total
                                                                                     Stock       Development   Stockholders'
                                                                                    Expense          Stage         Equity
                                                                                  ---------      ------------- ---------------
Issued for stock that was subscribed - Aug 1999, issued Oct-Dec 1999
  - no cash as the cash was received previously

Issued for stock that was subscribed - Aug 1999, issued Oct 1999
  - no cash as the cash was received previously

Issued from exercise of warrants - Dec 1999 at $0.75 per share                                                         15,000

Issued for consulting services - Dec 1999 - $0.01 per share

Issued for correction of error - Jan-Apr 1999 shares issued at $0.50 instead of $0.425
  - no cash as the cash was received previously


Amortization of Deferred Stock Expense                                                1,042                             1,042

Issued from private stock sale - Oct-Dec 1999 - $10.00 per share                                                    3,450,000

Preferred Stock offering costs - Oct-Dec 1999                                                                        (398,657)

Preferred Stock dividend accrual -  Dec 1999                                                         (82,789)         (82,789)

Net loss for the three months ended Dec 31, 1999                                                    (768,034)        (768,034)
                                                                                -----------       ----------      -----------

BALANCE AT DECEMBER 31, 1999                                                    $    (4,167)      (8,740,343)     $ 4,576,470
                                                                                ===========       ==========      ===========




 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                           PERIOD FROM
                                                                                                          APRIL 1, 1988
                                                                  THREE MONTHS ENDED DECEMBER 31,        (INCEPTION) TO
                                                                                                           DECEMBER 31,
CASH USED BY OPERATING ACTIVITIES                                   1999                1998                  1999
                                                              ---------------      ---------------      ---------------
Net Loss                                                      $      (768,036)     $      (521,049)     $    (8,640,434)
Adjustments to reconcile net loss to cash
used by operating activities:
Depreciation expense                                                   12,151                7,632               82,650
Depreciation expense charged to research and development               42,604               19,188              336,224
Non-cash items in research and development expense                       --                175,399              196,497
Loss on sale of equipment                                                --                   --                155,378
Loss on sale of land                                                     --                   --                 47,109
Interest expense - not paid                                            27,778               18,838              169,179
 Stock compensation expense                                             1,042               13,541              441,209
Stock services expense                                                    550                 --                424,713
Stock financing expense                                                  --                   --                720,321
Loss on disposition of vehicle                                           --                   --                  3,419
Decrease (increase) in employee receivable                            (18,631)               3,373              (27,339)
Decrease (increase) in subscription receivable                       (350,000)                --               (350,000)
Decrease (increase) in prepaid expense                                  7,562                 --                 (6,125)
Increase (decrease) in payroll taxes withheld                          17,186               (4,827)              19,166
Increase in other assets                                                   (1)                --                 (2,939)
Increase in other current liabilities                                  (1,848)                (500)                   1
Increase in accounts payable and accrued expenses                    (136,629)              15,899              619,288
                                                              ---------------      ---------------      ---------------
Net Cash Used By Operating Activities                              (1,166,272)            (272,506)          (5,811,683)
                                                              ---------------      ---------------      ---------------
CASH USED BY INVESTING ACTIVITIES
Purchase of property and equipment                                   (138,937)            (182,601)          (1,520,759)
Cost of patent registration                                            (4,005)                --                (19,155)
Purchase of land                                                         --                   --               (178,111)
Purchase of equipment                                                    --                   --               (200,201)
Proceeds from sale of equipment                                          --                 45,000
Proceeds from sale of land                                               --                   --                115,232
                                                              ---------------      ---------------      ---------------
Net Cash Used By Investing Activities                                (142,942)            (182,601)          (1,757,994)
                                                              ---------------      ---------------      ---------------
Cash Provided By Financing Activities
Increase in capital lease obligation                                   (2,308)                --                 27,754
Proceeds from preferred stock subscribed - not issued               3,450,000                 --              5,350,000
Restricted cash from preferred stock subscribed - not issued         (182,780)                --               (372,922)
Issuance of common stock                                               15,000              125,000            5,861,092
Proceeds from common stock subscribed - not issued                       --                  4,900              398,555
Proceeds from long-term note - purchase of land                          --                   --                140,000
Repayment of long-term note - purchase of land                           --                   --               (125,872)
Proceeds from issuance of notes payable - 12%                            --                   --                250,000
Repayment of notes payable - 12%                                         --                   --               (189,532)
Proceeds from issuance of convertible notes - 12%                        --                   --                692,500
Proceeds from issuance of convertible notes - 10%                        --                   --                 85,000
Proceeds from loan from officer                                          --                   --                 25,000
Repayment of loan from officer                                           --                   --                (13,346)
Proceeds from issuance of promissory note - 15%                          --                450,000              750,000
Preferred stock offering costs                                       (398,657)                --               (690,430)
Common stock offering costs                                              --                   --               (406,253)
Proceeds from installment note payable                                   --                   --                 19,829
Repayment of installment note payable                                    --                   --                 (1,602)
                                                              ---------------      ---------------      ---------------
Net Cash Provided By Financing Activities                           2,881,255              579,900           11,799,773
                                                              ---------------      ---------------      ---------------
NET INCREASE IN CASH                                                1,572,041              124,793            4,230,096
CASH, BEGINNING OF PERIOD                                           2,658,055               12,590                 --
                                                              ---------------      ---------------      ---------------
CASH, END OF PERIOD                                           $     4,230,096      $       137,383      $     4,230,096
                                                              ===============      ===============      ===============

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)


NOTE A   NATURE OF BUSINESS
--------------------------------------------------------------------------------

The Company owns proprietary technology whose primary application is for the purification, recycling, and upgrading of used lubricating oils. The Company has generated no significant revenue to date and was in the development stage through December 31, 1999.


NOTE B   SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CONSOLIDATION - The accompanying consolidated financial statements include the accounts of PROBEX CORPORATION, (the "Company"), formerly Conquest Ventures, Inc., and its wholly owned subsidiaries - Quadrex Corporation and Apollo Oil Company. Significant inter-company transactions and balances have been eliminated in consolidation.

PROPERTY AND EQUIPMENT AND DEPRECIATION METHODS - Fixed assets greater than $1,000 are recorded at cost and depreciated over their estimated useful lives, which range from three to five years, using the straight-line method. Equipment leased under capital leases is amortized over the life of the respective lease.

INTANGIBLE ASSETS - Patents are being amortized on a straight-line basis over 17 years. No patent amortization has been recorded by the Company as of the date of these Consolidated Financial Statements.

RESTRICTED CASH - At December 31, 1999, the Company had $372,922 of restricted cash, classified as a non-current asset. This amount represents 10% of the cumulative convertible preferred stock offering proceeds (plus accrued interest) held in a separate interest bearing escrow account and were not available to the Company until certain incorporation documents were amended to reflect stockholder approval of certain amendments. These amendments were approved on December 30, 1999 and the cash transferred to the Company in January 2000.

OFFERING COSTS - The offering costs incurred by the Company in connection with private placement offerings have been offset against the proceeds.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense when incurred.

DIVIDENDS - Dividends payable in accrued expenses have been offset against the deficit accumulated during development stage.

COMPENSATED ABSENCES - Employees are entitled to certain paid holidays, vacation and sick time. Because it is impractical to accrue reasonable estimated liability, the Company records an expense when employees are paid.

ACCOUNTING ESTIMATES - When preparing financial statements in conformity with generally accepted accounting principles, management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

ACCUMULATED OTHER COMPREHENSIVE INCOME - As of the date of these Consolidated Financial Statements, the Company has no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

NET LOSS PER COMMON SHARE - The Company has a complex capital structure that requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. The net loss per common share ("basic") is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. The net loss per common share-assuming dilution ("diluted") reflects the potential dilution that could occur if securities (warrants and convertible debt for the Company) were exercised or converted into common stock.

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                  FOR THE THREE MONTH PERIOD ENDING DECEMBER 31


                                   1999                1998
                                   ----                ----
LOSS (NUMERATOR)              $       768,036     $       521,049
SHARES (DENOMINATOR)               20,461,600          14,975,056
LOSS PER SHARE                $          0.04     $          0.03

The Company's outstanding warrants, options and convertible preferred stock were anti-dilutive for the three-month periods ending December 31, 1999 and 1998.



NOTE C   STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


On September 30, 1993, the stockholders approved a 200-for-1 reverse stock split and restatement of the number of shares authorized to 75,000,000. On January 17, 1994 the stockholders approved another reverse stock split that reduced the number of shares of outstanding common stock to 601,648.

In January 1994, the Company commenced a private placement of up to 1,850,000 units at $.92 per unit, each unit consisting of one share of common stock, a one-half "A" warrant and a one-half "B" warrant. The "A" warrants were exercisable until November 15, 1996 to purchase one share of common stock at $1.50 per share. The "B" warrants were exercisable until February 15, 1996 to purchase one share of common stock at $3.00 per share. None of the Class A or Class B warrants related to this offering were ever exercised.

From March to September 30, 1994, the Company sold 1,129,891 units in a private placement and received net cash proceeds of $978,786.

In March 1994, the Company issued 9,950,000 shares of common stock to Probex Technologies, L.P., a Texas limited partnership ("Limited Partnership") a majority of which is owned by certain officers and directors of the Company, in exchange for an exclusive license to use, in Canada and the United States for defined applications, a technology antecedent to that on which the planned operations of the Company are based. No value was attributed to the license/technology acquisition because of the license/technologies indeterminable value. On June 30, 1996, this technology and license was transferred to a former director of the Company, subject to the Company's retention of all rights in used lubricating oil processing applications. Simultaneously, certain officers of the Company purchased 90,000 shares of the common stock from the Limited Partnership. After this transaction, the Limited Partnership owned 9,860,000 shares of the Company's common stock.

On June 30, 1995, the Company purchased 28% ownership in the assets and liabilities of the Limited Partnership. The Limited Partnership intends to utilize its best efforts to liquidate the Limited Partnership. As the initial step in this process, the Limited Partnership's stock certificate representing 9,860,000 common shares of the Company was cancelled in September 1997. 8,860,000 common shares were distributed to the partners of the partnership (of which the majority are either officers or directors of the Company) with 1,000,000 common shares being retained by the Limited Partnership to secure approximately $180,000 of outstanding liabilities on the Limited Partnership's books. In December 1997, 151,560 common shares were utilized to extend loan terms and convert certain loans and 424,220 common shares were surrendered as a result of the Company's reverse stock split (see discussion later). In September 1998, 100,000 common shares were utilized to pay certain liabilities. As of September 30, 1999, the Limited Partnership owned 324,220 common shares and had approximately $70,000 of outstanding liabilities.

From October to November 1999, the Limited Partnership sold 55,912 shares of Common Stock at prices ranging from $0.95 to $1.70 per share resulting in $64,336 of gross proceeds. The proceeds were utilized to liquidate all of the outstanding liabilities of the Limited Partnership and the remainder is being held in reserve for distribution to the Limited Partnership partners. As of the date of these Consolidated Financial Statements, the Limited Partnership owns 268,308 common shares and has no obligations. The Limited Partnership is in the process of being closed down and the remaining shares of common stock will be distributed to the partners.

In July 1995, the Company issued 300,000 shares of common stock as fees for two of its outside directors.

In August 1995, the Company commenced a private placement offering of up to 350 units at $1,000 per unit, each unit consisting of $1,000 in principal amount of 12% Convertible Notes and 1,000 Class C warrants for the purpose of funding the pilot phase of its initial production facility. The Notes bore interest at 12% per annum commencing on the date of issuance and matured 180 days thereafter. Each $1.00 of indebtedness evidenced by the Notes was convertible, at the option of the holder thereof, into one share of common stock of the Company at any time prior to the maturity thereof. Each Class C warrant entitled the holder thereof to purchase one share of Common Stock at $1.50 per share and unless called for redemption, was exercisable at any time within 910 days after issuance, or through February 1998. In March 1996, the Company offered a restructuring of the terms of this offering, which is discussed below. In October 1995, the Company completed the 350-unit 1995 private placement offering plus a 5-unit over-subscription. With the completion of the offering, the Company realized net cash proceeds of $327,000 after paying a financial advisory fee of $28,000.

In September 1995, the Company issued 46,995 shares of common stock to a consultant for financial advisory services. Additionally, this consultant received one-half of an "A" warrant exercisable until November 15, 1996, to purchase one share of common stock at $1.50 per share and one-half of a "B" warrant exercisable until February 15, 1996 to purchase one share of common stock at $3.00 per share. Accordingly, the Company issued this consultant 23,498 "A" warrants and 23,497 "B" warrants. None of the Class A or Class B warrants related to this offering were ever exercised.

In October 1995, the Company issued 550,000 shares of common stock to two employees, subject to a repurchase right by the Company at $.01 per share if the employees were to leave the Company before three years.

In October 1995, the Company issued 28,000 shares of common stock to a consultant for financial advisory services.

In November 1995, the Company issued 5,000 shares of common stock to a consultant for services performed.

In February 1996, the Company issued 500,000 shares of common stock to three officers as compensation in the form of stock in lieu of cash payments. The compensation was for performance recognition bonuses.

In March 1996, the Company offered a restructuring of the terms of the August 1995 private placement offering in that if the note holders would convert their 12% loan into Common Stock of the Company, the conversion rate would be reduced from $1.00 per share to $0.75 per share. Additionally, the Company offered a Class G warrant, exercisable through March 1998 to purchase one share of Common Stock at $0.75 per share for each dollar of principal and accrued interest that was converted into Common Stock. The previous warrant exercisable at $1.50 per share was unaffected by this offer. By June 30, 1996, all of the investors had agreed to the proposal and returned notifications to the Company. However, the issuance of Common Stock for one investor (5 units) had not occurred as of September 30, 1996, and the Company recorded the transaction as Common Stock Subscribed in the Stockholder Equity section of the Financial Statements. The Transfer Agent subsequently issued these shares to the investor in April 1997. The Company then offered all warrant and debt holders the opportunity to convert their holdings at $0.25 per share as noted below. Therefore, 35,000 of the 355,000 Class C warrants at $1.50 per share were converted in June 1997 at $0.25 per share and another 25,000 were converted at $0.25 per share in September 1997. 7,067 of the 501,737 Class G warrants at $0.75 per share were converted in June 1997 at $0.25 per share and another 35,334 were converted at $0.25 per share in September 1997. Additionally, 230,000 of the Class C warrants were retired in June 1997 and replaced with identical Class L warrants that expired in April 1999. Additionally, 325,067 of the Class G warrants were retired in June 1997 and replaced with identical Class M warrants, which expired in March 1999.

In March and April of 1996, the Company's Transfer Agent issued 70,667 shares of common stock as the result of an investors conversion of 12% Convertible Notes. However, management believed that the Transfer Agent issued these shares in error as the same number of shares had been issued in May 1996. The Company communicated their position and evidence to support their conclusion to the Transfer Agent; whereupon, the shares were cancelled in July 1997.

In March 1996, the Company issued 11,950 shares of common stock to an independent contractor for programming services performed.

In April 1996, the Company issued 50,000 shares of common stock to a vendor for an extension of terms of payment. Subsequently, the vendor forgave the payable.

In April 1996, the Company issued 6,627 shares to an employee as compensation in the form of stock in lieu of cash payments. The compensation was for performance recognition bonuses.

In April 1996, the Company issued 107,500 Class H warrants to an officer of the Company as recognition for services rendered to the Company. The warrants are exercisable at $0.50 per share for five years or through April 2001. The Company has no redemption rights and none of the warrants had been exercised as of December 31, 1999.

In April 1996, the Company issued 7,500 Class H warrants to a third party for a short term $7,500 loan. The warrants are exercisable at $0.50 per share for five years or through April 2001. The Company has no redemption rights and none of the warrants had been exercised as of December 31, 1999.

In April 1996, the Company issued 210,000 Class H warrants to a consultant for financial advisory services. The warrants are exercisable at $0.50 per share for five years or through April 2001. The Company has no redemption rights and none of the warrants had been exercised as of December 31, 1999.

In May 1996, the Company issued 9,333 shares of common stock to the placement agent as compensation for its services.

In May 1996, the Company issued 14,000 shares of common stock to an independent contractor for graphics professional services.

In June 1996, the Company awarded a stock grant of 75,000 shares of Common Stock to an employee which vests over a three-year period, subject to continued employment with the Company. In addition, due to cash flow difficulties encountered by the Company in early 1997, this same employee was not paid for certain work. The employee agreed to keep working without pay in exchange for immediate vesting of the employee's grant of Common Stock. The employee has since left the Company and was paid for all hours worked. The Company issued 75,000 shares of common stock to this individual in December 1996.

In October and December 1996, the Company issued a total of 66,947 shares of Common Stock to five consultants as compensation for services performed.

In December 1996, the Company issued a total of 579,720 shares of Common Stock as fees for four of its directors.

In December 1996, the Company issued 50,000 shares of Common Stock to an employee as compensation in lieu of cash payments.

In January 1997, the Company issued a total of 14,171 shares of Common Stock to four consultants as compensation for services performed.

From January through March 1997, the Company sold 470,000 shares of Common Stock at $0.25 per share, resulting in $117,500 of cash proceeds.

In January 1997, the Company issued 600,000 shares to an employee for services rendered. 200,000 of these shares vested immediately and were released to the employee. The remaining 400,000 shares are being held by the Company and will vest to the employee over a two-year period. The Company recorded these 400,000 shares of stock issued as Deferred Stock Expense as a reduction in the Stockholder's Equity section of the Consolidated Balance Sheet. As of September 30, 1999, all shares had vested and the company recorded compensation expense at $0.25 per share with a corresponding reduction of the Deferred Stock Expense on the Balance Sheet.

In February 1997, the Company issued warrants to an officer of the Company to purchase 150,000 shares of the Company's common Stock at $0.10 per share. The warrants expire in April 2001 and none of the warrants had been exercised as of December 31, 1999.

In February 1997, the Company issued 506,813 shares of Common Stock to three investors holding loans with the Company. 6,813 of the shares were for an extension of the maturity date of a note payable with one of the investors. The remaining 500,000 shares were calculated to equalize for the difference in conversion prices between each investor's $1.50 per share offering and the Company's $0.25 per share offering and for the Company's inability to effect timely repayment of the principal and interest on the note payable due - See Indebtedness Footnote.

In early 1997, the Company had short-term working capital requirements and offered all warrant holders the opportunity to exercise any or all of their warrants into common stock at a conversion price of $0.25 per share. From January to September 1997, the Company issued 2,295,067 shares of Common Stock at $0.25 per share under this program resulting in approximately $574,000 of cash proceeds. The Company has also received future commitments of approximately $300,000. Additionally, the Company offered all debt holders the opportunity to convert any or all of their debt into common stock at a conversion price of $0.25 per share. As a result, the Company retired approximately $500,000 in outstanding debt.

From April through June 1997, the Company issued 197,564 shares for an extension of the terms of the $150,000 Note Payable issued in April 1996 - See Indebtedness Footnote.

From April through June 1997, the Company issued 553,000 shares of Common Stock to seven consultants as compensation for services rendered at $0.25 per share.

In May 1997, the Company issued 724,702 shares of Common Stock at $0.25 per share for the conversion of $162,500 of the 12% Notes Payable issued in June 1996 - see Indebtedness Footnote.

In May 1997, the Company issued 52,183 shares of Common Stock at $0.25 per share to two employees as compensation for services rendered.

In May 1997, the Company issued 304,545 shares of Common Stock at $0.11 per share for the conversion of the $30,000 10% Convertible Note from March 1996.

In May 1997, the Company sold approximately 1,220,000 shares of Common Stock at $0.11 cents per share resulting in approximately $130,000 of cash proceeds.

In May 1997, the Company issued 1,908,631 shares of Common Stock at $0.11 per share to three officers for deferred and unpaid compensation - See Commitments and Contingencies Footnote.

In July 1997, the Company issued 52,500 shares of Common Stock at $0.25 per share to four consultants as compensation for services rendered.

From July to September 1997, the Company sold 1,193,000 shares of Common Stock at $0.25 per share resulting in approximately $298,000 of cash proceeds.

In September 1997, the Company issued 538,300 shares of Common Stock to two investors (269,150 each) for the conversion of 12% Convertible Notes and accrued interest - see Indebtedness Footnote.

In September 1997, the Company issued 185,865 shares of Common Stock to investors for the conversion of the $150,000 12% Notes Payable and accrued interest - see Indebtedness Footnote.

As of September 30, 1997, 1,915,344 shares of Common Stock were subscribed but not issued by the Company's Transfer Agent. The Transfer Agent issued these shares in October 1997.

From October to December 1997, the Company sold 327,786 shares of Common Stock at $0.25 per share resulting in approximately $82,000 of cash proceeds.

From October to December 1997, the Company issued 410,130 shares of Common Stock at $0.25 per share to three consultants as compensation for services rendered.

From October to December 1997, the Company issued 151,667 shares of Common Stock at $0.25 per share to two employees as compensation for services rendered.

In December 1997, the Company's Board of Director's approved the restructuring of the equity shares (or any equity equivalents) of the Company in the form of a reverse split of the current ("old") shares of the Company, such that one new share was issued for every two old shares (or any equity equivalents) outstanding.

In January 1998, the Company issued 179,952 shares of Common Stock to an investor at $0.25 per share, which were subscribed but not issued by the Company's Transfer Agent as of December 31, 1997. The Company determined that an incorrect number of shares were issued on a pre-split basis and should have only been 89,976 shares of Common Stock at $0.50 per share on a post-split basis. The Transfer Agent retired the 179,952 share certificate and issued a new certificate in the amount of 89,976 shares.

In March 1998, the Company sold 269,976 shares of Common Stock at $0.50 per share resulting in approximately $135,000 of cash proceeds.

In March 1998, the Company sold 40,770 shares of Common Stock at $0.65 per share resulting in $26,500 of cash proceeds. Subsequently, the Company determined that the sales price should have been at $0.50 per share instead of $0.65 per share, or an additional 12,230 shares. The Transfer Agent issued these shares in April 1998.

As of March 31, 1998, 93,000 shares of Common Stock representing $46,500 of cash proceeds at $0.50 per share were subscribed but not issued by the Company's Transfer Agent. The Transfer Agent issued these shares in April 1998.

From April to June 1998, the Company sold 620,251 shares of Common Stock at $0.50 per share resulting in approximately $310,126 of cash proceeds.

In June 1998, the Company issued 208,976 shares of Common Stock at $0.50 per share for the conversion of the remaining $100,000 plus accrued interest of 12% Notes Payable issued in June 1996 - see Indebtedness Footnote.

From April to June 1998, the Company issued 161,895 shares of Common Stock at $0.50 per share to six consultants as compensation for services rendered.

From April to June 1998, the Company issued 187,977 shares of Common Stock at $0.50 per share to five employees as special performance bonuses. However, 25,000 of these shares were held by the Company to be distributed in accordance with a vesting period as further discussed in the Commitments and Contingencies Footnote. The Company has recorded these 25,000 shares of stock issued as Deferred Stock Expense as a reduction in the Stockholder's Equity section of the Consolidated Balance Sheet. As of December 31, 1999, the employee had vested in 16,500 of the 25,000 shares and this was recorded by the Company as Stock Compensation Expense at $0.50 per share with a corresponding reduction of the Deferred Stock Expense in Stockholders' equity.

In July 1998, the Board of Directors granted 50,000 shares to an employee and 100,000 shares to two directors as compensation for services as related to the third party funding agreement discussed further in Commitments and Contingencies.

In August 1998, the Company issued 240,111 shares of Common Stock at $0.50 per share to three officers for deferred and unpaid compensation. Additionally, the Company issued 5,300 shares of Common Stock at $0.50 per share to an employee for unpaid compensation - See Commitments and Contingencies Footnote.

In December 1998, the Company initiated a private placement offering of up to $250,000 at $0.70 per share. As a result of a subsequent private placement offering (see discussion below), the terms of this offering were retroactively revised in January 1999 to provide the investors for each $0.50 invested, one share of common stock and one warrant exercisable at $0.75 per share. This private placement offering was terminated in January 1999 with a total of $129,900 gross proceeds received by the Company and 259,800 shares of Common Stock issued.


In February 1999, the Company initiated a private placement offering to existing and new investors of up to $700,000 at $0.50 per share. Under the terms of this offering, for each $0.50 invested, the investor receives one share of common stock and one Class Q warrant exercisable at $0.75 per share. The offering was over subscribed and the Company agreed to accept the additional subscriptions. This private placement offering was terminated in April 1999 with a total of $1,364,166 gross proceeds received by the Company and 2,988,131 shares of Common Stock issued.

In March 1999, the Company issued 30,000 shares of Common Stock at $0.50 per share to two consultants (of which one is a director of the Company) as compensation for services rendered.

In March 1999, the Company issued 63,100 shares of Common Stock at $0.50 per share to five employees as compensation for services rendered.

Effective July 1999, the Company exercised its right to call the 2,988,131 outstanding Class Q warrants issued in the private placement offering discussed above. Pursuant to the call, warrant holders had a period of thirty days in which to exercise their warrants. The warrant call was terminated in August 1999 with a total of $1,080,600 gross proceeds received by the Company ($1,065,600 as of the date of these Consolidated Financial Statements and $15,000 subsequently) and 1,420,800 shares of Common Stock was issued.

As a result of the above private placement offerings, the Company paid $252,960 of placement fees that have been recorded as offering costs and offset against the Common Stock proceeds in the Consolidated Financial Statements.

In June 1999, the Company initiated an exclusive offering to directors and officers of the Company of up to $500,000 at $0.425 per share ($0.50 adjusted for non-payment of agent commission - there is no broker for the offering). Under the terms of this offering, for each $0.425 invested, the investor received one share of common stock, one warrant exercisable for two years at $1.00 per share and one 0.10 warrant for each $4.25 invested that is exercisable for five years at $0.55 per share. This offering was completed in July 1999 resulting in $500,000 gross proceeds received by the Company and 1,176,471 shares of Common Stock issued. Additionally, 1,176,471 of $1.00 warrants and 117,647 of $0.55 warrants were issued as a result of the offering.

On July 21, 1999, the Board of Directors approved a series of Preferred Stock, which currently consists of up to 1,000,000 shares of Preferred Stock (such amount may from time to time be increased or decreased by the Board of Directors), designated as Series A Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to all classes and series of Common Stock and may rank senior to other classes of Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10.00 per share plus accrued and unpaid dividends, that is prior to the liquidation preference of the Common Stock. The Series A Preferred Stock is entitled to receive semi-annual dividends at the rate of $1.00 per annum payable either in cash or shares of Common Stock, at the option of the Company. The holders of Series A Preferred Stock are not entitled to vote, except for certain limited matters and to the extent required by law. Each share of Series A Preferred Stock is convertible at any time into
5.33333 shares of Common Stock and shall be automatically converted, without further action on the part of the Company or the holder thereof, into 5.33333 fully paid and nonassessable shares of Common Stock on the date following any thirty-day trading period in which the average daily closing price exceeds $5.625 per share. The Company will not issue any fractional shares of Common Stock.

The offering was terminated in December 1999 with a total of $5,350,000 of gross proceeds and 535,000 shares of Preferred Stock were subscribed and not issued. Additionally, $372,922 of the above gross proceeds is being held in a separate interest bearing account and not available for use by the Company until certain incorporation documents were approved by the Company's stockholder's - These amendments were approved on December 30, 1999 and the cash was transferred to the Company in January 2000.

As a result of the above Preferred Stock private placement offering, the Company has paid or accrued $690,430 of expenses as of December 31, 1999 ($602,600 of placement fees and $87,830 of legal fees) and these have been recorded as offering costs and offset against the Preferred Stock proceeds in the Consolidated Financial Statements.


NOTE D   INCOME TAX
--------------------------------------------------------------------------------

All tax returns have been filed through September 30, 1998. The tax return for the year ended September 30, 1999 is under extension and will be filed by June 15, 2000. The net operating loss carryforward is approximately $4,500,000 which expires by 2013. No deferred tax asset has been recognized since management believes that it is not likely to be realized.


NOTE E   COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

At certain times during the year the Company's demand deposits held in banks exceeded the federally insured limit of $100,000 per account.

In November 1995, the Company received a promissory note of approximately $11,000 from an employee for advances made in 1995 to the employee for medical expenses incurred because of an automobile accident. The employee was expected to pay the note back to the Company in March 1996 from insurance proceeds. However, the insurance settlement was delayed and during 1996 the Company made additional advances to the employee and set up a payroll deduction plan for repayments. Additionally, the employee has on occasion generated certain business for the Company and the Board of Directors has formally agreed to apply twenty (20) percent of the earned revenues generated by the employee toward repayment of the loan. In November 1996, the insurance proceeds were received but were less than expected to pay off the loan. The note is secured by common stock owned by the employee in the Company and payments against the note are being deducted from each paycheck to the employee. In December 1999, two other employees were advanced a combined total of $16,000 for travel advance to be applied against future expense reports. Additionally, in December 1999, an officer of the company was advanced $5,000 secured by a promissory note and common stock of the Company.

At December 31, 1999, the Company has accrued $10,000 representing deferred compensation for the period July 1, 1998 to August 31, 1998 for the three officers discussed previously in Stockholders Equity. Effective September 1, 1998, the three officers are now being paid the full amount of their compensation.

In February 1998, the Company moved to a new office space and signed a three-year lease agreement. Monthly lease payments of $2,938 are due from June 1998 through May 2001.

On June 30, 1998, the Company and a third party entered an agreement whereby the third party will loan up to $1,500,000 for working capital purposes. Subject to certain conditions, the Company may draw $150,000 under the agreement every thirty (30) days. Interest accrues at 15% annually and all amounts drawn under the loan agreement mature on June 30, 2000. At September 30, 1999, $750,000 had been drawn by the Company under this agreement and is included as a current liability in the Consolidated Balance Sheet - see Indebtedness Footnote. However, earlier repayment could be required pursuant to the loan agreement. In exchange for the loan, the Company has granted a ten-year warrant to purchase shares of common stock of the Company at $0.01 per share equal to 10% of the number of shares of common stock outstanding on a fully diluted basis, subject to certain adjustments. At December 31, 1999, the fully diluted number of shares that would be utilized to determine how many warrants would be available to the third party is 30,515,864.

On June 30, 1998, the Company adopted a Restricted Stock and Stock Option Plan for certain employees to purchase common stock of the Company at $0.50 per share. As of June 30, 1998, options to purchase 152,200 shares of common stock of the Company were granted to five employees (of which 100,000 were to an officer of the Company). As of September 30, 1998, 52,200 of these options were exercised and the remaining 100,000 options were terminated effective June 30, 1999. In July 1998, options to purchase 150,000 shares of common stock of the Company were granted to two officers of the Company. In August 1998, options to purchase 50,000 shares of common stock of the Company were granted to each director of the Company. None of these director options had been exercised and were terminated effective June 30, 1999.

Effective June 30, 1999, the Company approved a plan to issue 2,750,000 stock options for employees of the Company. The terms of the options are an exercise price of $0.50 per share and are generally exercisable after the Company meets five equally weighted goals over a maximum ten-year vesting period. As of December 31, 1999, all except 2,000 of these options had been granted but none had been exercised. The Company has adopted APB 25 to account for this stock-based compensation plan. In light of the plan being variable, the Company has recognized no expense in these Consolidated Financial Statements.

In June 1999, the Company secured from The Port Authority of Columbiana County in Wellsville, Ohio, a twelve-month option agreement in the amount of $1,350,000 to purchase a 22-acre site for its first domestic facility. The Company has paid $5,000 for the option agreement. Additionally, the site and other surrounding property will be improved by construction of an adjacent highway interchange primarily using Federal Funds. The Federal Highway Administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2001. Should the Company exercise the option to purchase the land, then an interim lease agreement will be in effect until the Seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total shall be credited against the purchase price.

The Company was committed to issue up to 125,000 shares of common stock to an employee, subject to a vesting period and meeting certain prescribed goals as determined by management. As of December 31, 1999, 27,475 of these shares had been issued to the employee, but it is not expected that additional shares will be issued pursuant to this agreement.

The following table summarizes activity and warrants outstanding for the quarter ending December 31, 1999.


    CLASS     O/S 9-30-99    GRANTED    LAPSED     EXERCISED       O/S 12-31-99
--------------------------------------------------------------------------------
      F           91,750                                             91,750
      H          162,506                                            162,506
      K           75,000                                             75,000
      N          453,864                                            453,864
      P          208,481                                            208,481
      Q           20,000                            20,000               --
      Qa         272,833                                            272,833
      R        1,176,471           4                              1,176,475
      Ra         117,647          (2)                               117,645
      S          550,000                                            550,000
      T          200,000                                            200,000
      U          120,000                                            120,000
      V          152,000     276,000                                428,000
--------------------------------------------------------------------------------
    TOTAL      3,600,552     276,002      -         20,000        3,856,554
================================================================================

The Company has committed to issue 25,000 shares of common stock to an employee, subject to a three-year vesting period. As of June 30, 1998, all of the 25,000 shares were issued by the Transfer Agent and held by the Company. Of this amount, 16,667 has been earned and issued to the employee. The remaining 8,333 are being held by the Company and will be distributed to the employee every six months in accordance with the above vesting period. See further discussion in Stockholders Equity.

In September 1999, the Company's current Chairman of The Board of Directors additionally assumed the responsibilities of Chief Executive Officer and President. In recognition of these new responsibilities, the Board of Directors granted 250,000 warrants to purchase Common Stock of the Company at $1.00 per share for a five-year period, subject to certain vesting requirements.

In October 1999, the Company negotiated a final settlement of an outstanding obligation for legal services. The original amount of the obligation was $110,000 and the Company reached an agreement to pay $20,000 in full settlement of the obligation and has recorded the resulting settlement of approximately $90,000 as reduction of stock issuance costs.

NOTE F   INDEBTEDNESS
--------------------------------------------------------------------------------

In October 1995, the Company offered and accepted $50,000 from an individual investor. The terms of the investment were 50 units at $1,000 per unit, each unit consisting of $1,000 in principal amount of 10% Convertible Notes and 1,000 Class D warrants. The Notes bear interest at 10% per annum commencing on their date of issuance and maturing 270 days thereafter. Each $1.00 of indebtedness evidenced by the Notes was convertible, at the option of the holder thereof, into one share of common stock of the Company at any time prior to the maturity thereof. Each Class D warrant entitled the holder thereof to purchase one share of Common Stock at $1.50 per share and unless called for redemption, was exercisable at any time within 910 days after issuance or through May 1998. The investor, at its option, may redeem and exchange the investment for any new security issued by the Company prior to repayment of the indebtedness. In August 1996, the investor exchanged this instrument for a new 12% Convertible Note which bears interest at 12% per annum commencing on the date of issuance and maturing on January 26, 1997. In January 1997, the Convertible Note and accrued interest were due but the Company was unable to pay the investor. In exchange for an extension of the Convertible Note, the Company agreed to issue 250,000 shares to the investor which was calculated to equalize for the difference in conversion prices between the two offerings and for the Company's inability to effect timely repayment of the principal and interest. The investor agreed to extend the maturity date of the Convertible Note and in June 1997, the outstanding principal and interest were converted into 269,150 shares at $0.25 per share - See Stockholders Equity Footnote. The Class D warrant was retired in August 1997.

In October 1995, the Company purchased land in anticipation of the construction of a plant facility for the processing and purification of used lubricating oils. The purchase price was $165,000 for which the Company paid $25,000 cash and exercised a $140,000 promissory note. The promissory note was for a 5-year period and required monthly payments of $2,839 to be made by the Company. In June 1996, the Company listed the above land for sale with a broker and a sale was consummated in April 1997.

At September 30, 1996, the Company wrote down certain equipment to a net realizable value of $55,000. Sale proceeds of $45,000 were realized along with a $7,000 credit from a vendor. As a result, the Company recorded a loss of $3,000 from the sale of the equipment. The land and improvements were valued at historical cost of $178,111 with an outstanding mortgage payable of $108,578. The Company sold the property for $145,000, received cash proceeds of $22,424 and recorded a $47,109 loss.

In March 1996, the Company offered and accepted $5,000 from an individual investor. The terms of the investment were 5 units at $1,000 per unit, each unit consisting of $1,000 in principal amount of 10% Convertible Notes and 1,000 Class J warrants. The Notes bore interest at 10% per annum commencing on their date of issuance and matured 360 days thereafter. The indebtedness evidenced by the Notes was convertible, at the option of the holder thereof, into shares of common stock of the Company at a conversion rate of $0.75 of indebtedness per share of Common Stock, at any time prior to the maturity thereof. Each Class J warrant entitled the holder thereof to purchase one share of Common Stock at $1.50 per share and unless called for redemption, was exercisable at any time within two years after issuance or through March 1998. The investor, at its option, may redeem and exchange the investment for any new security issued by the Company prior to repayment of the indebtedness. In March 1997, the Convertible Note and accrued interest came due but the Company was unable to pay the investor. The Company was in the process of a new $0.25 per share offer for current warrant and debt holders (see Stockholders' Equity Footnote). As a result, the investor agreed to extend the maturity date of the Convertible Note and in September 1997, the outstanding principal and accrued interest were converted into 23,104 shares at $0.25 per share.

In March 1996, the Company offered and accepted $30,000 from an investor. The terms of the investment were 30 units at $1,000 per unit, each unit consisting of $1,000 in principal amount of 10% Convertible Notes and 1,000 Class E warrants. The Notes bore interest at 10% per annum commencing on their date of issuance and matured 360 days thereafter. The indebtedness evidenced by the Notes was convertible, at the option of the holder thereof, into shares of common stock of the Company at a conversion rate of $0.75 of indebtedness per share of Common Stock, at any time prior to the maturity thereof. Each Class E warrant entitled the holder thereof to purchase one share of Common Stock at $3.00 per share and unless called for redemption, was exercisable at any time within two years after issuance or through March 1998. The investor, at its option, could redeem and exchange the investment for any new security issued by the Company prior to repayment of the indebtedness. In March 1997, the Convertible Note and accrued interest came due but the Company was unable to pay the investor. The Company was in the process of a new $0.25 per share offer for existing warrant and debt holders - see Stockholders' Equity Footnote. As a result, the investor agreed to extend the maturity date of the Convertible Note and in May 1997, the outstanding principal and accrued interest were converted into 304,545 shares at $0.25 per share.

In April 1996, the Company completed an agreement with nine investors (of which one was an officer of the Company) and received $150,000 of cash proceeds. The agreement provided for the issuance of nine-month promissory notes at 12% interest, secured by property, plant and equipment, inventories and rights/title/interest of the proprietary process technology of the Company. The notes were due and payable not later than the end of January 1997. Additionally, each of the note holders/stockholders received 1.25 Class "F" warrants to purchase common stock at $1.00 per share for each dollar of indebtedness for five years through April 2001. In January 1997, these notes and accrued interest came due but the Company was unable to retire this debt. In exchange for the consideration discussed below, the noteholders/stockholders agreed to extend the maturity date to May 31, 1997 or earlier if the Company consummated the planned sale of equipment and land.

In exchange for the extension of the maturity date, the Company issued 197,564 shares to the note holders/stockholders, representing 1.25 shares for each dollar of principal and accrued interest outstanding as of January 1997. Additionally, the Company committed to each note holder/stockholder, an anti-dilutive provision which distributed additional shares to the note holder/stockholder so as to keep their percent of holdings in the Company constant from the date of their investment until that date that the earlier of
(1) the Company achieved $100,000 of monthly revenues for six consecutive months or (2) the effective date of a firm commitment public offering which will raise $3,000,000 for the Company occurs.

In May 1998, the Company offered to each of the noteholders/stockholders that were party to the anti-dilutive agreement (see Stockholders' Equity Footnote) to eliminate that provision. Each noteholder/stockholder was given the choice either to receive common stock (on a pro-rata basis) of the Company based on a value of $0.80 per share or five-year warrants to purchase common stock (on a pro-rata basis) of the Company at $0.20 per share. Effective June 30, 1998, all of the noteholders/stockholders accepted the offer and as a result of the acceptance, the Company issued 670,709 shares of common stock and 208,449 warrants. Accordingly, the anti-dilution agreement was terminated.

In April 1997, as a result of cash proceeds received from the sale of equipment and land, the Company partially repaid approximately $64,000 of the then outstanding principal and interest leaving a balance due of approximately $104,000. In September 1997, note holders/stockholders representing approximately $60,000 of the remaining outstanding balance converted into shares of common stock at $0.25 per share. The remaining note holders/stockholders representing approximately $44,000 were paid in cash.

In June 1996, the Company offered and accepted $50,000 from an investor. The terms of the investment were 50 units at $1,000 per unit, each unit consisting of $1,000 in principal amount of 12% Convertible Notes and a security interest in the property, plant and equipment, inventories and rights/title/interest of the proprietary process technology of the Company. The Note bore interest at 12% per annum commencing on the date of issuance and matured 180 days thereafter. The indebtedness evidenced by the Notes was convertible, at the option of the holder thereof, into shares of common stock of the Company at a conversion rate of $0.75 of indebtedness per share of Common Stock, at any time prior to the maturity thereof. The investor, at its option, could redeem and exchange the investment for any new security issued by the Company prior to repayment of the indebtedness. In January 1997, the Convertible Note and accrued interest came due but the Company was unable to pay the investor. In exchange for extension of the Convertible Note, the Company agreed to issue 250,000 shares to the investor which was calculated to equalize for the difference in conversion prices between the two offerings and to compensate for the Company's inability to effect timely repayment of the principal and accrued interest. The investor agreed to extend the maturity date of the Convertible Note and in July 1997, the outstanding principal and interest were converted into 269,150 shares at $0.25 per share.

In June 1996, the Company commenced a private placement offering of up to 20 units at $25,000 per unit ($500,000), each unit consisting of $25,000 in principal amount of 12% unsecured Convertible Notes and 20,000 Class I warrants for the purpose of working capital and the retirement of certain liabilities related to equipment and development costs that had been previously incurred by the Company. The Notes bore interest at 12% per annum (payable semiannually) commencing on their date of issuance and matured 360 days thereafter. The indebtedness evidenced by the Notes was convertible, at the option of the holder thereof, into shares of common stock of the Company at a conversion rate of $0.75 of indebtedness per share of Common Stock, at any time prior to the maturity. Each Class I warrant entitled the holder thereof to purchase one share of Common Stock at $2.50 per share and unless called for redemption, was exercisable at any time within 910 days after issuance or through October 1998. The offering period was extended to and terminated on October 31, 1996, at which time 11.5 of the 20 available units had been sold for total proceeds of $287,500. In 1997, the Company was in the process of a new $0.25 per share offering and offered all warrant and debt holders the opportunity to convert their warrant or debt at $0.25 per share. As a result, $187,500 of the $287,500 Convertible Notes plus accrued interest was converted into common stock at $0.25 per share. Additionally, these same investors who converted their Notes Payable also exercised their warrant options to purchase shares of common stock at the new $0.25 per share price.

In June 1998, the Company offered the remaining four investors holding $100,000 (plus accrued interest) of Convertible Notes ($287,500 issued less $187,500 converted) the option to convert the indebtedness and accrued interest into common stock at $0.50 per share. As a result, all of the $100,000 of principal and accrued interest for three of the investors was converted into 208,976 shares of common stock. The fourth investor chose to have the accrued interest paid in cash by the Company. In July 1998, the Company offered and accepted $100,000 from two investors. The terms of the investment were a 12% per annum secured note due September 15, 1998. In exchange for the funds, the Company granted 50,000 shares of common stock to the investors. In September 1998, the note and accrued interest of $1,118 was paid back to the investors from the proceeds of a working capital loan discussed below.

In September 1998, the Company was funded $300,000 under the third party working capital agreement discussed previously in Commitments and Contingencies. $101,118 of the funds were utilized to pay off the investors loan and accrued interest discussed above, $27,367 to pay legal expenses associated with the loan, $30,000 to pay a closing fee to the third party and the remaining funds were utilized by the Company for working capital purposes. From October to December 1998, the Company was funded an additional $450,000 under the agreement and has recorded the $750,000 outstanding balance at December 31, 1999 as a current liability (due June 2000) in the Consolidated Financial Statements. Additionally, the Company has recorded $137,466 of accrued interest on the loan as of December 31, 1999 in the Consolidated Financial Statements.

NOTE G   LEASES
--------------------------------------------------------------------------------

Included in property and equipment in the accompanying Consolidated Financial Statements are the following assets held under capital leases:


                                               Dec 31,        Dec 31,
                                                1999           1998
                                             ----------     ----------
Lab and research equipment                   $   43,159     $   11,898
Less accumulated amortization                     6,769          3,569

Assets under capital leases, net             $   36,390     $    8,329

NOTE H   LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company is in the development stage and has incurred an accumulated deficit of approximately $8,740,000 since inception. The Company has been able to structure short term liquidity financing through private placement offerings. However, there can be no assurance that the Company may not experience liquidity problems or obtain sufficient funding on a timely basis.


NOTE I   SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On February 1, 2000, the Company filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. Additionally, on February 3, 2000, the Company's common stock began trading on the American Stock Exchange under the symbol "PRB".

NOTE J   RECLASSIFICATION
--------------------------------------------------------------------------------

Certain prior period items in these Consolidated Financial Statements have been reclassified to conform with current presentation.

NOTE K   SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                  Three Months Ended

                                               Dec 31,1999  Dec 31,1998
                                               -----------  -----------
Interest paid                                  $     916    $ 1,496

Income taxes paid                              $      --    $    --

NON CASH ACTIVITES:

Stock issued for services                            550    $
Stock issued for compensation                                   --
Stock issued for financing                                      --
Accrued dividend payable                          82,789        --
Accrued interest payable                          27,778        --
Deferred stock amortization                        1,042     13,542
Interest on 12% notes converted to stock                        --
Interest on 15% promissory note                              18,838
Conversion of 12% notes to common stock                         --
Conversion of accrued payroll to stock                          --
 Negotiated settlement on legal fees                             --

NOTE L   MARKET PRICE OF COMPANY'S COMMON STOCK
--------------------------------------------------------------------------------

In June 1996, the Company started quotation of its Common Stock on the NASDAQ Electronic Bulletin Board under the symbol "PRB". However, there was no active market for the Common Stock and the Company's listing was suspended. In January 1998, the Company's market maker made a re-application to the NASDAQ and the re-listing was approved. Through December 31, 1999, the market is thin (few buyers or sellers), and none of the shares of common stock issued to date have been registered under the Securities Act or any of the securities laws or regulations of any state or other jurisdiction.


As of December 31, 1999, shares of the Company's Common Stock traded inactively on the NASD over-the-counter bulletin board under the symbol "PRBX". The range of high and low bids for the Company's Common Stock for the last eight quarters are:


                                           Bid                            Ask
                                           ---                            ---
For the Quarter Ended:             High            Low           High            Low
---------------------              ----            ---           ----            ---
December 31, 1999                 2.6875        1.71875         2.8125         1.8125
September 30, 1999                1.6875        1.40625          1.875           1.50
June 30, 1999                       1.75           1.25         1.9375          1.375
March 31, 1999                      1.75          .5625              2          .6875
December 31, 1998                    .75            .25         1.3125            .75
September 30, 1998                     2           .375          2.375              1
June 30, 1998                      2.125          1.375           2.50          1.875
March 31, 1998                      2.50              1              3              2
December 31, 1997                   .125           .125           None           None

The high and low bid information was obtained from National Quotation Bureau, Inc. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of February 3, 2000 the Company's Common Stock was approved for listing and commenced trading on the American Stock Exchange under the symbol "PRB" (see
Note I, Subsequent Events). At the same time, the Company's Common Stock ceased trading on the NASD over-the-counter bulletin board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

References in this document to "us", "we", "it" ,"our" or "the Company" refer to Probex Corp.

GENERAL

Probex is a development stage energy technology company that has begun commercialization of its proprietary re-refining technology (ProTerra(TM)). The primary application of ProTerra is for the purification, recycling, and upgrading of used lubricating oils. The Company has utilized the majority of its resources since inception on research and development of ProTerra(TM).

Probex was formed as a Colorado corporation in 1988 under the name Conquest Ventures, Inc. It engaged in an unrelated line of business that had been discontinued by 1994, when the Company acquired certain technology rights from Probex Technologies, L.P. In connection with the 1994 acquisition, the Company changed its name to Probex Corp. and focused its subsequent activities on research and development of the acquired technology which lead to the Company's present line of business. The Company has developed a proprietary re-refining process for used lubricating oils which the Company believes provides major performance advantages over all known re-refining technologies. The Company's technology has been validated through extensive pilot testing and results have been validated by a number of independent and reputable testing laboratories as well as by leading technical experts in the refining and base oil processing industries. The Company has attracted and retained strong, experienced persons in management functions with a depth of expertise in commercializing new technologies, managing early stage companies, and in the waste oil and base oil industries.

Our objective is to meet the market need for new outlets for a material portion of the estimated 5.3 billion gallons of available waste oil worldwide, as well as to supply premium base oils that will comply with the new motor oil standards expected to be implemented in the United States in mid-2000 and thereafter around the world.

The Company's principal business address is 1467 LeMay, Suite 111, Carrollton, Texas 75007. Our Internet site can be accessed at www.probex.com. The Company's fiscal year end is September 30. Currently, the Company has 24 employees, of which 22 are full-time employees, located at the administrative offices in Carrollton, Texas. Additionally, the Company has consulting agreements with two entities providing services on a part-time basis.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

STRATEGIC ALLIANCES

The company has a number of strategic relationships which we believe are of material benefit and significance with respect to the implementation of our corporate goals. Our principal strategic relationships are with the following companies.

                           HSB GROUP, INC. (HSB:NYSE)

The Company has attracted a strategic corporate sponsor in Hartford Steam Boiler Inspection & Insurance Company, a wholly-owned subsidiary of HSB Group, Inc.
(HSB) and a world leader in petroleum and processing industry equipment maintenance insurance. The Company has received a letter of intent from the Hartford Steam Boiler Inspection & Insurance Company to issue a binding quotation for Systems Performance Insurance (SPI) for the Company's core proprietary technology. SPI is a custom form of "efficacy insurance" that facilitates the financing of projects that present technological risk. It protects the interests of lenders and financial institutions from default in repayment of long-term debt. SPI transfers the technological risk of under-performance or non-performance that results from deficiencies in design, materials, technology or construction. In the event of such under-performance or project failure, the Hartford Steam Boiler Inspection & Insurance Company will make debt service payments in direct proportion to the shortfall, less a deductible. HSB Group, Inc., the parent company of The Hartford Steam Boiler Inspection and Insurance Company, is a global provider of specialty insurance products, engineering services, and management consulting. The Hartford Steam Boiler Inspection and Insurance Company was founded in 1866 to provide loss prevention service and insurance to businesses, industries and institutions. A separate wholly-owned subsidiary of HSB, HSB Engineering Finance Corp., has made a substantial direct convertible loan to the Company. The parties recently have agreed in principle to convert the amount of principal of this loan in its entirety into direct common stock ownership in the Company. Completion of the loan conversion is anticipated to occur in early 2000, subject to final documentation.

                       ENVIRONMENTAL RESOURCES MANAGEMENT

Principals of Environmental Resources Management, Inc. ("ERM"), (a $280 million revenue environmental consulting firm), have invested directly in the Company and the Company has retained ERM to perform its permitting work for the initial production plant in Wellsville, Ohio.

                                  BECHTEL CORP.

On February 29, 2000, the Company announced execution of a Memorandum of Understanding with Bechtel Corp. ("Bechtel") for entering into negotiations with respect to a strategic alliance under which the Company will engage Bechtel for the engineering, procurement, and construction of the Company's plants on a worldwide basis. In addition, the Company has entered into an agreement to license MP Refining Technology owned by Bechtel to enhance the Company's own proprietary technology (ProTerra(TM)).

WELLSVILLE PROJECT

We are presently engaged in development of our first production facility, located in Wellsville, Ohio, which will convert waste lubricating oils into premium base oils, fuel oil and asphalt flux or modifier.

In June 1999, the Company entered into a $1,350,000 twelve-month purchase option agreement for the first production site in Wellsville, Ohio and is currently undertaking site planning and permitting. This 22-acre site is optimally located on the Ohio River in the center of large supply and product markets, and includes a barge dock, significant tankage, a rail spur, and rail and truck loading and unloading racks. Phase I and Phase II environmental studies have been or are being performed and the Wellsville, Ohio site is currently being readied for development.

Probex has completed all material research and development activities related to ProTerra, and we expect to complete a Design and Critical Specifications Package
(DCSP) by mid-2000. The DCSP will summarize Probex's experience and knowledge developed over the past five years, including pilot plant trials, process simulations, and research and industry experience. Among the items included in the DCSP will be a detailed description of the battery limits process, offsites and utilities, process flow diagrams, piping and instrumentation diagrams, mass balances, equipment design notes, information management and process control systems, site description and layout, and company standards.

Probex is in negotiations with Bechtel, a global engineer/constructor firm, for a turnkey engineering/procurement/construction (EPC) alliance and anticipates obtaining agreement with Bechtel for its engineering work at some point in the future. This EPC agreement will include contracts encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments.

We anticipate operating this initial plant facility under operations and maintenance (O&M) contracts. The exact details and responsibilities of the O&M contractor have yet to be determined. However, Probex envisions that the O&M contractor would be responsible for the operation and maintenance for the entire facility, including battery limit plant operations, material transfers, and storage and maintenance (scheduled and unscheduled). Probex will secure feedstock, market the products, and oversee facility operations and finances.

The Company is in negotiations with various debt and equity partners to provide the financing for the initial facility and that financing will be used to fund capital costs, working capital, construction period interest, and financing expenses and fees. With regard to technical risk coverage for the senior project lender, we intend to match any SPI Policy which may be issued by the Hartford Steam Boiler Inspection & Insurance Company to cost, schedule, and performance guarantees from the selected EPC firm, which is presently expected to be Bechtel. Finally, Probex is in the process of securing the product off-take letters of intent and contracts necessary to provide the revenue streams to support projected debt service requirements.

With respect to project equity, HSB Engineering Finance Corp. has expressed an interest in providing up to $10 million of project equity and/or investments subordinated to senior debt, once senior debt financing is committed, if this type of investment is required. The debt and equity capital requirements for the initial plant are substantial, and there can be no assurances that Probex ultimately will obtain the capital required to construct its plant as projected.

                                     PART II

                                OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

During the three months ended December 31, 1999, we issued the following securities listed below:

In October and November, the Company issued an aggregate of 1,420,800 shares of common stock pursuant to the exercise of previously outstanding warrants at an exercise price of $0.75 per share, and 590,588 shares pursuant to previously received subscriptions to purchase common stock from certain employees at a subscription price of $0.425 per share, all of which exercises and subscriptions were received by the Company in the prior quarter.

In October, the Company issued 7,059 shares of common stock to an employee. These shares were issued to equalize the price for shares previously purchased by the employee in June 1999 to the price at which shares were issued by the Company in a subsequent exempt offering to certain employees.

In November, the Company issued 20,000 shares of common stock pursuant to a previously outstanding warrant at an exercise price of $0.75 per share. The warrant initially was issued to a financial advisor for services provided to the Company.

In December, the Company issued 55,000 shares of common stock pursuant to a previously outstanding contractual obligation at an effective price of $0.01 per share. The contractual obligation was entered into with a consultant for consulting services provided to the Company.

On December 15, the Company completed the private placement of the 10% Cumulative Convertible Preferred Stock Series A, par value of $0.01 and liquidation preference of $10.00 per share ("Series A Preferred Stock"), of which 535,000 shares were issued. The Series A Preferred Stock was sold at $10.00 per share, resulting in gross proceeds of $5,350,000, of which $4,659,570 were net proceeds to the Company. The Company utilized APS Financial Corporation, a registered NASD broker-dealer, as the agent for this placement, who was paid a commission of six percent (6%) of the gross proceeds of the offering. The Company also issued warrants to purchase 0.8 shares of common stock for each Series A Preferred Stock placed in the offering to APS Financial Corporation or its designees, which resulted in the Company issuing warrants to purchase 428,000 shares of common stock . The exercise price of each warrant is $1.875 per share (equivalent to the conversion price per share of common stock of the Series A Preferred Stock), and such warrant may be exercised for a period of five years from the completion of the private placement. Additionally, the Company paid a three percent (3%) fee for unaccountable expenses in connection with the Series A Preferred Stock offering and a two percent (2%) fee for due diligence conducted by APS Financial Corporation.

Each share of Series A Preferred Stock is convertible, at any time, into 5.33333 shares of common stock (equivalent to $1.875 per share of common stock) and shall automatically be converted, without further action on the part of the Company or the holder, into 5.33333 fully paid and non-assessable shares of common stock on the date following any 30 day trading period in which the daily average closing price of the common stock exceeds $5.625 per share.

With respect to each of the foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933 as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.

During the last two fiscal years the Company did not pay dividends on its common stock. The Company does not anticipate paying dividends on its common stock at this time. Holders of the Series A Preferred Stock are entitled to dividends as described above.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

On December 30, the Company held a special meeting of shareholders. The following matters were submitted to a vote of the shareholders:

It was proposed that the Company's articles of incorporation be amended to increase the number of authorized shares of common stock from 37,500,000 to 50,000,000. The results of the voting on this matter were as follows:


          For                   Against           Abstain
     ---------------            -------           -------
       13,668,639               477,000              0

The number of votes cast in favor of the adoption of the proposal to amend the Company's articles of incorporation to increase the authorized number of shares of common stock of the Company constituted a majority of the 20,925,477 votes eligible to be cast on this matter.

It was proposed that the Company amend and restate its articles of incorporation and file articles of correction to eliminate confusion created by multiple amendments and to correct prior mistakes in failing to properly number articles and sections contained in the articles of incorporation. The results of the voting on this matter were as follows:


          For                   Against           Abstain
      ----------                -------           -------
      14,128,639                17,000               0

The number of votes cast in favor of the adoption of the proposal to amend and restate the Company's articles of incorporation and file articles of correction constituted a majority of the 20,925,477 votes eligible to be cast on this matter.

No other matters were voted upon at the special meeting of the shareholders.

ITEM 5.       OTHER INFORMATION
--------------------------------------------------------------------------------

On February 1, 2000, the Company filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. Additionally, on February 3, 2000, the Company's common stock began trading on the American Stock Exchange under the symbol "PRB".


ITEM 6.       EXHIBITS
--------------------------------------------------------------------------------

a)   EXHIBITS

4.3.14    Form of Class "V" Warrants, at $1.875 per share expiring
          December 15, 2004

27.1      Financial Data Schedule

b)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PROBEX CORP.
                                      (Registrant)




Date:    March 17, 2000               By:  /s/ Thomas G. Plaskett
                                         ---------------------------------
                                         Thomas G. Plaskett, President and
                                         Chief Executive Officer



Date:    March 17, 2000               By:  /s/ Bruce A. Hall
                                         ---------------------------------
                                         Bruce A. Hall, Vice President and Chief
                                         Financial Officer



Date:    March 17, 2000               By:  /s/ John N. Brobjorg
                                         ---------------------------------
                                         John N. Brobjorg, Corporate Controller
                                         and Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.               DESCRIPTION
--------            -----------
4.3.14        Form of Class "V" Warrants, at $1.875 per share expiring
              December 15, 2004

27.1          Financial Data Schedule