Form 10QSB
period 2000-03-31
PROBEX CORP
filed 2000-05-15
CIK 845880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

         FOR QUARTER ENDED MARCH 31, 2000 COMMISSION FILE NO. 001-15567

                                  PROBEX CORP.
               (Exact name of registrant as specified in charter)


          COLORADO                                      33-0294243
----------------------------                 --------------------------------
(State or other Jurisdiction                 (IRS Employer Identification No.)
      of Incorporation)



1467 LEMAY, SUITE 111, CARROLLTON, TEXAS               75007
----------------------------------------              --------
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

                                   YES X   NO
                                      ---      ---

As of May 5, 2000, there were 22,504,658 shares of common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES X   NO
   ---      ---

                                  PROBEX CORP.
                                 MARCH 31, 2000
                                      INDEX

                                                                        PAGE NO.
                                                                        --------

   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (unaudited) as of
                  March 31, 2000 and September 30, 1999......................1

                  Consolidated Statements of Operations (unaudited) for the
                  three months ended March 31, 2000 and 1999 and the period
                  from April 1, 1988 (Inception) to March 31, 2000...........3

                  Consolidated Statements of Operations (unaudited) for the
                  six months ended March 31, 2000 and 1999 and the period
                  from April 1, 1988 (Inception) to March 31, 2000...........4

                  Consolidated Statements of Stockholders' Equity
                  (unaudited) for the period from  April 1, 1988 (Inception)
                  to March 31, 2000..........................................5

                  Consolidated Statements of Cash Flows (unaudited) for the
                  six months ended March 31, 2000 and 1999 and the period
                  from April 1, 1988 (Inception) to March 31, 2000..........16

                  Notes to Consolidated Financial Statements (unaudited)....17

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................36


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................40

         Item 2.  Changes in Securities and Use of Proceeds.................40

         Item 3.  Defaults Upon Senior Securities...........................41

         Item 4.  Submission of Matters to a Vote of Security Holders.......41

         Item 5.  Other Information.........................................41

         Item 6.  Exhibits and Reports on Form 8-K..........................41


SIGNATURES..................................................................43

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     MARCH 31,    SEPTEMBER 30,
                                                                       2000           1999
                                                                   -----------    -------------
                                     ASSETS

CURRENT ASSETS

   Cash in banks                                                   $ 4,443,407    $ 2,658,055

   Receivables                                                          31,572          8,708

   Prepaid expense                                                      57,482         13,687
                                                                   -----------    -----------

     Total Current Assets                                            4,532,461      2,680,450
                                                                   -----------    -----------

PROPERTY AND EQUIPMENT

   Lab and research equipment                                        1,865,742        892,850

   Leasehold Improvements                                               69,769         66,489

   Other                                                               200,628        157,346
                                                                   -----------    -----------

                                                                     2,136,139      1,116,685
                                                                   -----------    -----------

   Accumulated depreciation and amortization                          (432,577)      (324,301)
                                                                   -----------    -----------

     Total Property and Equipment                                    1,703,562        792,384
                                                                   -----------    -----------

INTANGIBLE ASSETS - PATENTS (net of accumulated amortization of         94,716         15,149
      $899 as of March 31, 2000 and $0 as of September 30, 1999)

RESTRICTED CASH                                                             --        190,142

OTHER ASSETS                                                             2,938          2,938
                                                                   -----------    -----------

         Total Assets                                              $ 6,333,677    $ 3,681,063
                                                                   ===========    ===========


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    MARCH 31,    SEPTEMBER 30,
                                                                                      2000           1999
                                                                                  -----------    -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable, trade                                                         $    71,452    $   287,764
   Promissory note                                                                     750,000        750,000
   Accrued expenses                                                                    759,342        263,581
                                                                                   -----------    -----------

     Total Current Liabilities                                                       1,580,794      1,301,345
                                                                                   -----------    -----------

LONG-TERM LIABILITIES
   Obligations under capital leases                                                     15,080         20,361
                                                                                   -----------    -----------

     Total Long-Term Liabilities                                                        15,080         20,361
                                                                                   -----------    -----------

       Total Liabilities                                                             1,595,874      1,321,706
                                                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES                                                               --             --

STOCKHOLDERS' EQUITY
 Series A 10% Cumulative Convertible Preferred Stock, no par
  value, authorized 10,000,000 shares:
  issued and outstanding- 529,000 at Mar. 31, 2000 and None at Sep. 30, 1999         4,574,412             --
  subscribed not issued - 6,000 at Mar. 31, 2000 and 190,000 at Sep. 30, 1999           60,000      1,608,227

 Common Stock, no par value, authorized 50,000,000 shares:
 Issued and outstanding-21,124,444 at Mar 31, 2000 and 18,932,029 at Sep 30, 1999    8,715,331      7,329,260
 Subscribed not issued-524,606 at Mar. 31, 2000 and 2,011,388 at Sep. 30, 1999       1,305,321      1,316,600

   Deferred Stock Expense                                                               (3,125)        (5,209)

   Deficit Accumulated During Development Stage                                     (9,913,509)    (7,889,521)

   Less:  Treasury Stock (common: 62,690 shares at March 31, 2000
       and None at September 30, 1999) at cost                                            (627)            --
                                                                                   -----------    -----------
       Total Stockholders' Equity                                                    4,737,803      2,359,357

         Total Liabilities and Stockholders' Equity                                $ 6,333,677    $ 3,681,063
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

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          PERIOD FROM
                                                                         APRIL 1, 1988
                                                                         (INCEPTION) TO
                                            THREE MONTHS ENDED MARCH 31,    MARCH 31,
                                               2000            1999           2000
                                            -----------    -----------    -----------
REVENUE                                     $        --    $        --    $    86,729

COST OF REVENUE                                      --             --        173,493
                                            -----------    -----------    -----------
GROSS LOSS                                           --             --        (86,764)

OPERATING EXPENSES
   Salaries and wages                           177,558         43,554      1,368,364
   Research and development                     387,447        240,641      3,363,496
   Stock compensation expense                     1,042         34,675        455,987
   Stock services expense                         7,013         15,000        417,990
   Consulting fees                               11,931             --        164,836
   Legal fees                                    82,260          4,000        411,476
   Directors fees                                    --             --            591
   Accounting fees                                6,792          9,900        165,210
   Insurance                                     38,080         19,345        304,059
   Payroll taxes                                 15,829          4,288        102,466
   Travel and entertainment                      65,965          7,834        451,746
   Telephone                                     23,724         10,675        197,910
   Vehicle expenses                                   2          1,552          6,011
   Office supplies                               20,597          7,158        170,838
   Rent                                          15,636          9,303        154,606
   Depreciation                                  13,764          7,509         90,230
   Marketing services                            57,889             --        144,400
   Stock Exchange Fees                           46,314            738         64,120
   Utilities                                      4,169          3,502         45,337
   Miscellaneous                                106,337         10,901        453,432
                                            -----------    -----------    -----------
     Loss from Operations                     1,082,349        430,575      8,619,869
                                            -----------    -----------    -----------

OTHER INCOME AND EXPENSE

   Stock financing expense                           --             --       (720,321)
   Loss on sale of land                              --             --        (47,109)
   Loss on sale of property and equipment            --             --       (158,797)
   Interest expense                             (28,786)       (28,034)      (255,363)
   Miscellaneous income                          69,983           (733)       119,876
                                            -----------    -----------    -----------
     Total Other Income and (Expense)            41,197        (28,767)    (1,061,714)
                                            -----------    -----------    -----------

       NET LOSS                             $(1,041,152)   $  (459,342)   $(9,681,583)
                                            ===========    ===========    ===========

       NET LOSS PER SHARE                   $     (0.05)   $     (0.03)
                                            ===========    ===========


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          PERIOD FROM
                                                                         APRIL 1, 1988
                                                                         (INCEPTION) TO
                                            THREE MONTHS ENDED MARCH 31,    MARCH 31,
                                               2000            1999           2000
                                            -----------    -----------    -----------
REVENUE                                     $        --    $        --    $    86,729
                                            -----------    -----------    -----------
COST OF REVENUE                                      --             --        173,493
                                            -----------    -----------    -----------
GROSS LOSS                                           --             --        (86,764)

OPERATING EXPENSES
   Salaries and wages                           350,326         91,998      1,368,364
   Research and development                     701,402        590,508      3,363,496
   Stock compensation expense                     2,084         48,217        455,987
   Stock services expense                         7,563         15,000        417,990
   Consulting fees                               28,152             --        164,836
   Legal fees                                    92,440          9,930        411,476
   Directors fees                                    --             --            591
   Accounting fees                               19,484         11,045        165,210
   Insurance                                     81,192         32,324        304,059
   Payroll taxes                                 29,521          7,737        102,466
   Travel and entertainment                     111,577         31,898        451,746
   Telephone                                     39,328         21,639        197,910
   Vehicle expenses                                   2          1,552          6,011
   Office supplies                               42,604         11,585        170,838
   Rent                                          35,829         18,816        154,606
   Depreciation                                  25,915         15,140         90,230
   Marketing services                            85,923             --        144,400
   Stock Exchange Fees                           48,652          1,275         64,120
   Utilities                                      6,647          8,148         45,337
   Miscellaneous                                151,868         19,826        453,432
                                            -----------    -----------    -----------
     Loss from Operations                     1,860,509        936,638      8,619,869
                                            -----------    -----------    -----------

OTHER INCOME AND EXPENSE
   Stock financing expense                           --             --       (720,321)
   Loss on sale of land                              --             --        (47,109)
   Loss on sale of property and equipment            --             --       (158,797)
   Interest expense                             (57,480)       (48,367)      (255,363)
   Miscellaneous income                         108,801          4,614        119,876
                                            -----------    -----------    -----------
     Total Other Income and (Expense)            51,321        (43,753)    (1,061,714)
                                            -----------    -----------    -----------

       NET LOSS                             $(1,809,188)   $  (980,391)   $(9,681,583)
                                            ===========    ===========    ===========
       NET LOSS PER SHARE                   $     (0.09)   $     (0.07)
                                            ===========    ===========


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                           Common Stock
                                                             -------------------------------------------    Deferred
                                                             Shares/Units    Shares/Units                     Stock
                                                                Issued        Subscribed        Amount       Expense
                                                             -------------  -------------    ------------  -----------
Net loss for the period April 1, 1988 (Inception)
to September 30, 1988                                                  --                     $     --       $      --

Shares/Units issued:
Units issued August 1988 - $.000133 per share                  27,500,000                        3,667

Shares issued September 1988 - $.001 per share                 10,000,000                       10,000

Shares/Units subscribed but not paid or issued:
Units subscribed August 1988 - $.000133 per share                            7,500,000           1,000

Shares subscribed September 1988 - $.001 per share                           2,000,000           2,000

Net loss for the year ended September 30, 1989

Shares/Units Issued:
Issued June 1989 - subscribed at Sept 30, 1988                  9,500,000   (9,500,000)

Units Issued June 1989 - $.01 per share - public offering      30,000,000                      300,000

Stock offering costs from public offering                                                      (58,440)

Net loss for the year ended September 30, 1990

Shares Issued / Sold:
Issued for acquisition of subsidiary - December 1989          308,000,000

Sold for divestiture of subsidiary - September 1990          (308,000,000)

Activity for the year ended September 30, 1991

Net loss for the year ended September 30, 1992

Net income for the year ended September 30, 1993


                                                                 Deficit
                                                               Accumulated
                                                                  During            Total
                                                               Development      Stockholders'
                                                                  Stage            Equity
                                                               -----------     --------------
Net loss for the period April 1, 1988 (Inception)
to September 30, 1988                                          $     (14)         $     (14)

Shares/Units issued:
Units issued August 1988 - $.000133 per share                                         3,667

Shares issued September 1988 - $.001 per share                                       10,000

Shares/Units subscribed but not paid or issued:
Units subscribed August 1988 - $.000133 per share                                     1,000

Shares subscribed September 1988 - $.001 per share                                    2,000

Net loss for the year ended September 30, 1989                    (5,707)            (5,707)

Shares/Units Issued:
Issued June 1989 - subscribed at Sept 30, 1988                                           --

Units Issued June 1989 - $.01 per share - public offering                           300,000

Stock offering costs from public offering                                           (58,440)

Net loss for the year ended September 30, 1990                  (253,512)          (253,512)

Shares Issued / Sold:
Issued for acquisition of subsidiary - December 1989                                     --

Sold for divestiture of subsidiary - September 1990                                      --

Activity for the year ended September 30, 1991                                           --

Net loss for the year ended September 30, 1992                      (848)              (848)

Net income for the year ended September 30, 1993                     889                889


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                           Deficit
                                                                    Common Stock                         Accumulated
                                                     --------------------------------------   Deferred      During        Total
                                                     Shares/Units   Shares/Units               Stock     Development   Stockholders'
                                                        Issued       Subscribed     Amount    Expense       Stage         Equity
                                                     ------------   ------------   --------   --------   -----------   -------------

Shares/Units Issued/Split:

  Shares issued August 1993 - $.00003
    per share for cash                                308,000,000                     8,000                                 8,000

  Shares/Units - reverse stock split - 200
    for 1 - Sept 1993                                (383,075,000)                                                           --

Net loss for the year ended September 30, 1994                                                             (401,897)     (401,897)

Shares/Units Issued / Split:
  Shares/Units - reverse stock split - 3.20834
    for 1 - Jan. 1994                                  (1,323,352)                                                           --

  Shares issued for technology license March 1994       9,950,000                                                            --

  Units issued in private placement - $0.92 per unit

    Issued March 1994                                     642,500                   591,100                               591,100
    Issued April 1994                                      45,000                    41,400                                41,400
    Issued May 1994                                       322,391                   296,600                               296,600
    Issued July 1994                                       22,500                    20,700                                20,700
    Issued August 1994                                     97,500                    89,700                                89,700

Stock offering costs for private placement                                         (134,413)                             (134,413)

Shares Issued:
  Issued for directors fees - July 1995 - $0.033
    per share
    - no cash and basis is average book value             300,000                     9,900                                 9,900

  Issued for financial advisory services - Sept.
    1995 - $0.033 per share
    - no cash and basis is average book value              46,995                     1,551                                 1,551

Stock offering costs from private placement in 1994                                  (5,635)                               (5,635)

Stock offering costs from Convertible Notes private
  placement - 1995                                                                  (22,000)                              (22,000)

Net loss for the year ended September 30, 1995                                                             (413,655)     (413,655)

Shares Issued:
  Issued for employee services - Oct. '95/Apr. '96
  - $0.013 per share

- no cash and basis is average book value                             556,627         7,236                                 7,236


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                           Deficit
                                                                    Common Stock                         Accumulated
                                                     --------------------------------------   Deferred      During        Total
                                                     Shares/Units   Shares/Units               Stock     Development   Stockholders'
                                                        Issued       Subscribed     Amount    Expense       Stage         Equity
                                                     ------------   ------------   --------   --------   -----------   -------------
Issued for financial advisory fees -
  Oct. '95/May-Aug '96 - $0.013 per share
  - no cash and basis is average book value               72,333                       940                                    940

Issued for consulting services - Nov. 1995
  - $0.013 per share
  - no cash and basis is average book value                5,000                        65                                     65

Issued for compensation to officers - Feb.
  1996 - $0.013 per share
  - no cash and basis is average book value              500,000                     6,500                                  6,500

Issued for extension of payable terms - Apr.
  1996 - $0.013 per share
  -no cash and basis is average book value                50,000                       650                                    650

Issued by Transfer Agent in Error - Mar./
  Apr. 1996                                               70,667                                                             --

Issued for conversion of 12% Aug. 1995
  Notes - May 1996                                       494,670                   371,000                                371,000

Subscribed for conversion of 12% Aug. 1995
  Notes - Mar. 1996                                                    7,067         5,300                                  5,300

Issued for independent. contractor services
  - Mar./Apr - Aug'96
  - $0.013 per Share - no cash and basis is
    average book value                                    39,090                       508                                    508

Stock offering costs from Convertible Notes
  private placement -1995                                                          (26,690)                               (26,690)

Net loss for the year ended September 30, 1996                                                              (931,610)     (931,610)

Shares Issued:
  Issued for employee services - Dec.1996 -
  $0.013 per share
  - no cash and basis is average book value              125,000                     1,625                                  1,625

Issued for directors services - Dec. 1996
  - $0.013 per share
  - no cash and basis is average book value              579,720                     7,536                                  7,536

Issued for consulting services - Oct. '96/Dec.
  '96 - $0.013 per share
  - no cash and basis is average book value               66,947                       870                                    870


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                        Deficit
                                                                         Common Stock                 Accumulated
                                                         ----------------------------------  Deferred    During       Total
                                                         Shares/Units Shares/Units            Stock    Development Stockholders'
                                                            Issued     Subscribed   Amount   Expense      Stage      Equity
                                                         ------------ ------------ --------  --------  ----------- -------------
Issued for consulting services -
  Jan. 1997 - $0.25 per share
  - no cash and basis is recent stock offerings                14,171                 3,543                             3,543

Units issued from conversion of warrants/new offer
  - $0.25 per share Issued Jan-Mar 1997                       470,000               117,500                           117,500

Issued for employee services -
  Jan.1997 - $0.25 per share
  - no cash and basis is recent stock offerings               200,000                50,000                            50,000

Issued for employee services -
  Jan.1997 - $0.25 per share - no cash and basis
  is recent stock offerings - vested over 2 yrs               400,000               100,000  (64,583)                  35,417

Issued for loan extension -
  Feb, 1997 - $0.25 per share
  - no cash and basis is recent stock offerings                 6,813                 1,703                             1,703

Issued for loan extension -
  Feb, 1997 - $0.25 per share
  - no cash and basis is recent stock offerings               500,000               107,660                           107,660

Issued for stock that was subscribed
  - Apr 1997 - from Mar 1996 - no cash
  as the cash was received previously                           7,067       (7,067)                                        --

Subscribed from conversion of warrant/
  new stock offer - Apr. 1997                                              190,000   47,500                             47,500

Issued from conversion of warrants/
  new offer - $0.25 per share
  Issued Apr-Jun 1997                                         632,067               159,018                            159,018

Issued for loan extension -
  12% Notes Payable - $0.25 per share
  Issued Apr-Jun 1997                                         197,564                49,391                             49,391

Issued for consulting services
  - Apr.-Jun. 1997 - $0.25 per share
  - no cash and basis is recent stock offerings               553,000               138,250                            138,250

Issued for conversion of 12% Jun.'96
  Notes-May 1997-$0.25 per share
  - no cash and basis is recent stock offerings               724,702               180,175                            180,175


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                        Deficit
                                                                         Common Stock                 Accumulated
                                                         ----------------------------------  Deferred    During       Total
                                                         Shares/Units Shares/Units            Stock    Development Stockholders'
                                                            Issued     Subscribed   Amount   Expense      Stage      Equity
                                                         ------------ ------------ --------  --------  ----------- -------------

Issued for employee services - May 1997 -
  $0.25 per share - no cash and basis is recent
  stock offerings                                              52,183                13,046                               13,046

Issued for conversion of 10% Mar.'96
  Note-May 1997-$0.11 per share
  Issued May 1997 - basis is agreed upon price                304,545                33,499                               33,499

Issued for stock offering - $0.11 per share
  Issued May 1997 - basis is agreed upon price              1,219,996               130,000                              130,000

Issued for conversion-deferred compensation
  for three officers - $0.11 per unit -
  no cash and basis is recent stock offerings               1,908,631               201,668                              201,668

Stock offering costs                                                                 (5,251)                              (5,251)

Issued for stock that was subscribed -
  Jul 1997 - from Jun 1997
  - no cash as the cash was received previously               190,000     (190,000)                                           --

Issued for consulting services -
  Jul. 1997 - $0.25 per share
  - no cash and basis is recent stock offerings                52,500                13,125                               13,125

Issued from conversion of warrants/
  new offer - $0.25 per share
  Issued Jul-Sep 1997                                       1,193,000               298,250                              298,250

Cancelled that were issued by Transfer Agent
  in Error - Mar. / Apr. 1996                                 (70,667)                                                        --

Issued for conversion of 12% Jul / Aug.'96
  Note-Sep 1997-$0.20 per Share issued
  Sep 1997 - basis is agreed upon price                       538,300               107,660                              107,660

Issued for conversion of 12% Notes Payable-
  Apr 1996 - $0.25 per Share issued
  Sep 1997 - basis is recent stock offerings                  185,865                46,466                               46,466

Cancelled for liquidation -
  Probex Technologies, L.P. - issued Mar 1994              (9,860,000)                                                        --

Issued for liquidation of Probex Technologies, L.P.
   - to partners of L.P.                                    7,610,692                                                         --

Subscribed from conversion of warrant/
  new stock offer Sep 1997-$0.25
  Per share                                                              1,682,218  398,554                              398,554

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                             Deficit
                                                                       Common Stock                        Accumulated
                                                        --------------------------------------  Deferred      During       Total
                                                        Shares/Units Shares/Units                Stock     Development Stockholders'
                                                           Issued     Subscribed      Amount    Expense       Stage       Equity
                                                        ------------ ------------  ----------- ----------  ----------- -------------

Subscribed from conversion of 12%
  Jun'96 Notes - Sep. 1997
  - no cash and basis is recent stock offerings                           100,625       25,156                              25,156

Subscribed from conversion of 12% Notes Payable-
  Apr 1996 -$0.25 per share
  - no cash and basis is recent stock offerings                            56,009       14,002                              14,002

Subscribed from conversion of loan from officer -
  Sep 1997 -$0.25 per share
  - no cash and basis is recent stock offerings                            53,389       13,347                              13,347

Subscribed from conversion of 10%
  Note - Mar 1996 -$0.25 per share
  Issued Sep 1997 - no cash and basis is recent stock
offerings                                                                  23,104        5,777                               5,776


Net loss for the twelve months ended September 30, 1997                                                      (1,293,542) (1,293,542)
                                                        ------------ ------------  -----------  ----------  -----------  ----------
BALANCE AT SEPTEMBER 30, 1997                             21,619,017    1,915,344  $ 3,780,709  $  (64,583) $(3,299,896) $  416,230
                                                        ============ ============  ===========  ==========  ===========  ==========



 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                               Common Stock
                                                                  ------------------------------------
                                                                  Shares/Units  Shares/Units
                                                                     Issued      Subscribed    Amount
                                                                  ------------  ------------ ---------
BALANCE AT SEPTEMBER 30, 1997 - CONTINUED                          21,619,017    1,915,344   3,780,709

Issued for stock that was subscribed - Sep'97, issued
       Oct 1997 -  no cash as the cash was received previously      1,915,344   (1,915,344)

 Issuedfor stock that was subscribed - Sep'97, issued Oct
       1997 - no cash as the cash was received previously              12,001

     Issued for consulting services - Jul. 1997 - $0.25 per
       share - no cash and basis is recent private stock sales        410,130                  102,533

     Issued for employee services - Dec. 1997 - $0.25 per share
       - no cash and basis is recent private stock sales              151,667                   37,917

Issued from private stock sale - $0.25 per share - Issued
       Jul-Sep'97                                                     327,786                   81,947

     Subscribed from private stock sale - Dec'97-$0.25 per share                   179,952      44,988

                                                                   ----------   ----------
SUB-TOTAL - BALANCE AT DECEMBER 31, 1997                           24,435,945      179,952
                                                                   ==========   ==========


REVERSE 2 FOR 1 STOCK SPLIT - DECEMBER 1997                               / 2          / 2
                                                                   ----------   ----------   ---------

BALANCE AT DECEMBER 31, 1997                                       12,218,042       89,976   4,048,094

     Issued for correction of error - Jan.1998 - post-split
       - no cash as the cash was received previously                   89,976      (89,976)

Issued from private stock sale - $0.50 per share - Issued
       Jan-Mar'98                                                     300,746                  154,988

     Subscribed from private stock sale - Mar'98-$0.50 per share                    93,000      46,500


                                                                              Deficit
                                                                            Accumulated
                                                                 Deferred      During           Total
                                                                  Stock      Development    Stockholders'
                                                                  Expense       Stage          Equity
                                                                 --------   ------------    -------------
BALANCE AT SEPTEMBER 30, 1997 - CONTINUED                         (64,583)  $ (3,299,896)   $   416,230

Issued for stock that was subscribed - Sep'97, issued
       Oct 1997 -  no cash as the cash was received previously                                       --

 Issuedfor stock that was subscribed - Sep'97, issued Oct
       1997 - no cash as the cash was received previously                                            --

     Issued for consulting services - Jul. 1997 - $0.25 per
       share - no cash and basis is recent private stock sales                                  102,533

     Issued for employee services - Dec. 1997 - $0.25 per share
       - no cash and basis is recent private stock sales                                         37,917

Issued from private stock sale - $0.25 per share - Issued
       Jul-Sep'97                                                                                81,947

     Subscribed from private stock sale - Dec'97-$0.25 per share                                 44,988

SUB-TOTAL - BALANCE AT DECEMBER 31, 1997

REVERSE 2 FOR 1 STOCK SPLIT - DECEMBER 1997
                                                                  -------   ------------       --------

BALANCE AT DECEMBER 31, 1997                                      (64,583)    (3,299,896)       683,614

     Issued for correction of error - Jan.1998 - post-split
       - no cash as the cash was received previously                                                 --

Issued from private stock sale - $0.50 per share - Issued
       Jan-Mar'98                                                                               154,988

     Subscribed from private stock sale - Mar'98-$0.50 per share                                 46,500



 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                            Common Stock
                                                                            -------------------------------------------
                                                                            Shares/Units       Shares/Units
                                                                              Issued            Subscribed     Amount
                                                                            ------------       ------------  ----------

Issued for stock that was subscribed - Mar 1998, issued Apr 1998
    - no cash as the cash was received previously                                93,000         (93,000)
Issued from private stock sale - $0.50 per share - Issued Apr-May '98           620,251                         310,126

Issued for conversion of 12% Notes Pay-Apr'96 - $0.50 per share
    Issued Apr 1998 - basis is recent stock offerings                           208,976                         104,488

Issued for correction of error - Mar'98 - shares issued at $0.65
    instead of $0.50 - no cash as the cash was received previously                9,230

    Issued for consulting services - Jun. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                         161,895                          68,448

    Issued for employee services - Jun. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                         162,975                          81,488

    Issued for employee services - Jun.1998 - $0.50 per share
      - no cash and basis is recent stock offerings - vested over 3 yrs          25,002                          12,501

    Issued from private stock sale - $0.50 per share - Issued Aug 1998           22,000                          11,000

    Issued for exercise of employee options - Aug'98 - $0.50 per share           52,200                          26,100

    Issued for loan incentive - Aug. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                          50,000                          25,000

    Issued for employee services - Jun. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                         245,411                         122,706

Issued for term of anti-dilutive agreement -Sep'98 - $0.80 per share
    - no cash and basis is estimated market value                               670,709                         536,567


    Amortization of Deferred Stock Expense

  Net loss for the twelve months ended September 30, 1998

                                                                             ----------         -------      ----------
BALANCE AT SEPTEMBER 30, 1998                                                14,930,413              --      $5,548,004
                                                                             ----------         -------      ----------



                                                                                                                    Deficit
                                                                                                                  Accumulated
                                                                                   Deferred        During            Total
                                                                                     Stock       Development     Stockholders'
                                                                                    Expense         Stage           Equity
                                                                                   ---------     -----------     -------------
Issued for stock that was subscribed - Mar 1998, issued Apr 1998
    - no cash as the cash was received previously                                                                         --
Issued from private stock sale - $0.50 per share - Issued Apr-May '98                                                310,126

Issued for conversion of 12% Notes Pay-Apr'96 - $0.50 per share
    Issued Apr 1998 - basis is recent stock offerings                                                                104,488

Issued for correction of error - Mar'98 - shares issued at $0.65
    instead of $0.50 - no cash as the cash was received previously                                                        --

    Issued for consulting services - Jun. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                                                               68,448

    Issued for employee services - Jun. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                                                               81,488

    Issued for employee services - Jun.1998 - $0.50 per share
      - no cash and basis is recent stock offerings - vested over 3 yrs              (10,417)                          2,083

    Issued from private stock sale - $0.50 per share - Issued Aug 1998                                                11,000

    Issued for exercise of employee options - Aug'98 - $0.50 per share                                                26,100

    Issued for loan incentive - Aug. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                                                               25,000

    Issued for employee services - Jun. 1998 - $0.50 per share
      - no cash and basis is recent private stock sales                                                              122,706

Issued for term of anti-dilutive agreement -Sep'98 - $0.80 per share
    - no cash and basis is estimated market value                                                                    536,567


    Amortization of Deferred Stock Expense                                            51,042                           51,042

  Net loss for the twelve months ended September 30, 1998                                         (2,157,474)      (2,157,474)
                                                                                   ---------     -----------      -----------
BALANCE AT SEPTEMBER 30, 1998                                                      $ (23,958)    $(5,457,371)     $    66,674
                                                                                   ---------     -----------      -----------

 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                 Common Stock                  Preferred Stock
                                                                    -------------------------------------  -----------------------
                                                                    Shares/Units  Shares/Units             Shares/Units
                                                                       Issued      Subscribed    Amount     Subscribed    Amount
                                                                    ------------  ------------ ----------  ------------ ----------
   Issued from private stock sale - Oct-Dec 1998 - $0.50 per share      259,800                   129,900

   Issued from private stock sale - Jan.- Apr. 1999 - $0.50 per
     share                                                            2,728,331                 1,364,166

   Amortization of Deferred Stock Expense

   Issued for employee services - Mar. 1999 - $0.50 per share
     - no cash and basis is recent private stock sales                   63,100                    31,550

   Issued for consulting services - Mar. 1999 - $0.50 per share
     - no cash and basis is recent private stock sales                   30,000                    65,000

   Issued for employee services - Jul - Sep. 1999 - $0.50 per share     334,500                   117,250

   Issued from private sale - Sep 1999 - $.425 per share                585,885                   249,000

   Issued from exercise of warrants - Aug. 1999 - $0.75 per share                  1,420,800    1,065,600

   Private sale to Directors & Officers - Aug. 1999 - $0.425 per
     share                                                                           590,588      251,000

   Common Stock offering costs                                                                   (175,609)

   Issued from private stock sale - Sep. 1999 - $10.00 per share                                              190,000    1,900,000

   Preferred Stock offering costs                                                                                         (291,773)

   Preferred Stock dividend accrual

   Net loss for the twelve months ended Sep 30, 1999
                                                                     ----------    ---------   ----------     -------   ----------

BALANCE AT SEPTEMBER 30, 1999                                        18,932,029    2,011,388   $8,645,860     190,000   $1,608,227
                                                                     ==========    =========   ==========     =======   ==========


                                                                                         Deficit
                                                                                       Accumulated
                                                                        Deferred         During           Total
                                                                          Stock        Development     Stockholders'
                                                                         Expense          Stage           Equity
                                                                        --------       -----------     ------------
     Issued from private stock sale - Oct-Dec 1998 - $0.50 per share                                       129,900

     Issued from private stock sale - Jan.- Apr. 1999 - $0.50 per
       share                                                                                             1,364,166

     Amortization of Deferred Stock Expense                               18,749                            18,749

     Issued for employee services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales                                                    31,550

     Issued for consulting services - Mar. 1999 - $0.50 per share
       - no cash and basis is recent private stock sales                                                    65,000

     Issued for employee services - Jul - Sep. 1999 - $0.50 per share                                      117,250

     Issued from private sale - Sep 1999 - $.425 per share                                                 249,000

     Issued from exercise of warrants - Aug. 1999 - $0.75 per share                                      1,065,600

     Private sale to Directors & Officers - Aug. 1999 - $0.425 per
       share                                                                                               251,000

     Common Stock offering costs                                                                          (175,609)

     Issued from private stock sale - Sep. 1999 - $10.00 per share                                       1,900,000

     Preferred Stock offering costs                                                                       (291,773)

     Preferred Stock dividend accrual                                                     (17,123)         (17,123)

     Net loss for the twelve months ended Sep 30, 1999                                 (2,415,027)      (2,415,027)
                                                                         -------       ----------      -----------

BALANCE AT SEPTEMBER 30, 1999                                            $(5,209)      (7,889,521)     $ 2,359,358
                                                                         =======       ==========      ===========


 See accompanying notes to unaudited interim consolidated financial statements.

                                   PROBEX CORP
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                          Common Stock                   Preferred Stock                 Deficit
                               ------------------------------------  ----------------------             Accumulated
                                                                                             Deferred     During        Total
                               Shares/Units  Shares/Units            Shares/Units             Stock     Development  Stockholders'
                                  Issued      Subscribed    Amount    Subscribed    Amount   Expense       Stage        Equity
                               ------------  ------------  --------  ------------  --------  --------   -----------  -------------
Issued for stock that was
  subscribed - Aug 1999,
  issued Oct-Dec 1999
  - no cash as the cash
    was received previously     1,420,800    (1,420,800)                                                                    --

Issued for stock that was
  subscribed - Aug 1999,
  issued Oct 1999
  - no cash as the cash
    was received previously       590,589      (590,588)                                                                    --

Issued from exercise of
  warrants - Dec 1999 at
  $0.75 per share                  20,000                      15,000                                                     15,000

Issued for consulting
  services - Dec 1999 -
  $0.01 per share                  55,000                         550                                                        550

Issued for correction
  of error - Jan-Apr 1999
  shares issued at $0.50
  instead of $0.425
  - no cash as the cash
    was received previously         7,059                                                                                   --

Amortization of Deferred
  Stock Expense                                                                                  1,042                     1,042

Issued from private stock
  sale - Oct-Dec 1999
  - $10.00 per share                                                     345,000    3,450,000                          3,450,000

Preferred Stock offering
  costs - Oct-Dec 1999                                                               (398,657)                          (398,657)

Preferred Stock dividend
  accrual -  Dec 1999                                                                                       (82,789)     (82,789)

Net loss for the three
  months ended Dec 31, 1999                                                                                (768,034)    (768,034)
                               ----------    ----------    ----------   --------   ----------  -------   ----------   ----------
BALANCE AT DECEMBER 31, 1999   21,025,477          --      $8,661,410    535,000   $4,659,570  $(4,167)  (8,740,343)  $4,576,470
                               ==========    ==========    ==========   ========   ==========  =======   ==========   ==========


 See accompanying notes to unaudited interim consolidated financial statements.

                                   PROBEX CORP
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                Common Stock                       Preferred Stock                  Equity
                      --------------------------------  -------------------------------           Accumulated             Total
                        Shares/    Shares/               Shares/   Shares/               Deferred   During                Stock-
                         Units      Units                  Units    Units                 Stock   Development  Treasury  holders'
                        Issued   Subscribed   Amount     Issued  Subscribed   Amount     Expense     Stage       Stock    Equity
                      ---------- ----------- ---------  -------- ----------- ---------  --------- ------------ --------- ---------
BALANCE AT DECEMBER
  31, 1999            21,025,477        --   8,661,410       --    535,000    4,659,570   (4,167)  (8,740,343)      --   4,576,470

  Issued from private
    stock sale - Jan
    2000 - $2.70 per
    share                          240,750     650,025                                                                     650,025

  Issued for stock
    that was subscribed
    on or before Dec
    1999 and then
    issued Jan - Mar
    2000 - cash received
      previously                                        529,000   (529,000)                                                    --

  Issued from exercise
    of various warrants
    - Jan - Mar 2000
    - at $0.20 to $3.00
      per share           40,000   282,381     672,681                                                                     672,681

  Issued for consulting
    services - Mar
    2000 - $1.875 per
    share                  2,667     1,073       7,013                                                                       7,013

  Receipt of Probex
    stock from
    Dissolution of
    Probex
    Technologies
    - Jan 2000 at
      $0.01 per share                                                                                             (627)       (627)

  Amortization of
    Deferred Stock
    Expense -
    Jan - Mar 2000                                                                         1,042                             1,042

  Common Stock
    offering costs
    - Jan - Mar 2000                           (49,530)                                                                    (49,530)

  Preferred Stock
    offering costs
    - Jan - Mar 2000                                                            (25,158)                                   (25,158)

  Preferred Stock
    dividend accrual
    -  Mar 2000                                                                                      (132,014)            (132,015)

  Preferred Stock
    dividend paid out
    in Common Stock
    - Mar 2000
    - at $1.50 per
      share               52,300       402      79,053                                                                      79,053

  Net loss for the
    three months
    ended Mar 31,
    2000                                                                                           (1,041,152)          (1,041,152)
                      ----------   ------- -----------  -------   --------   ----------  -------  -----------    -----  ----------
BALANCE AT MARCH
  31, 2000            21,120,444   524,606 $10,020,652  529,000      6,000   $4,634,412  $(3,125) $(9,913,509)   $(627) $4,737,802
                      ==========   ======= ===========  =======   ========   ==========  =======  ===========    =====  ==========


 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                PERIOD FROM
                                                                                               APRIL 1, 1988
                                                                                               (INCEPTION) TO
                                                                  SIX MONTHS ENDED MARCH 31,      MARCH 31,
                                                                   2000              1999           2000
                                                                -----------     ------------    -------------
CASH USED BY OPERATING ACTIVITIES

 Net Loss                                                       $ (1,809,188)   $   (980,391)   $ (9,681,583)
 Adjustments to reconcile net loss to cash
  used by operating activities:
 Depreciation expense                                                 83,259          15,140         153,758
 Depreciation expense charged to research and development             25,915          52,743         319,535
 Non-cash items in research and development expense                       --         196,497         196,497
 Non-cash items in other income                                         (627)                           (627)
 Loss on sale of equipment                                                --              --         155,378
 Loss on sale of land                                                     --              --          47,109
 Interest expense - not paid                                          55,723          46,900         224,902
 Stock compensation expense                                            2,084          48,216         442,251
 Stock services expense                                                7,563          15,000         431,726
 Stock financing expense                                                  --              --         720,321
 Loss on disposition of vehicle                                           --              --           3,419
 Decrease (increase) in receivables                                  (22,864)          4,751         (31,572)
 (Increase) in prepaid expense                                       (43,795)             --         (57,482)
                                                                ------------    ------------    ------------
 (Decrease) increase in accounts payable and accrued expenses         87,980        (101,941)        817,007
                                                                ------------    ------------    ------------
 Net Cash Used By Operating Activities                            (1,613,950)       (703,085)     (6,259,361)

CASH USED BY INVESTING ACTIVITIES
 Purchase of property and equipment                               (1,019,454)       (264,730)     (2,601,477)
 Cost of patent registration                                         (80,466)             --         (95,616)
 Purchase of land                                                         --              --        (178,111)
 Proceeds from sale of equipment                                          --              --          45,000
 Proceeds from sale of land                                               --              --         115,232
                                                                ------------    ------------    ------------
  Net Cash Used By Investing Activities                           (1,099,920)       (264,730)     (2,714,972)
                                                                ------------    ------------    ------------

CASH PROVIDED BY FINANCING ACTIVITIES

 (Decrease) increase in capital lease obligation                      (5,281)                         24,781
 Proceeds from preferred stock                                     3,450,000                       5,350,000
 Restricted cash from preferred stock subscribed - not issued        190,142                              --
 Proceeds from common stock                                        1,337,706         943,266       7,604,239
 Proceeds from long-term note - purchase of land                          --                         140,000
 Repayment of long-term note - purchase of land                           --                        (125,872)
 Proceeds from issuance of notes payable - 12%                            --                         250,000
 Repayment of notes payable - 12%                                         --                        (189,532)
 Proceeds from issuance of convertible notes - 12%                        --                         692,500
 Proceeds from issuance of convertible notes - 10%                        --                          85,000
 Proceeds from loan from officer                                          --                          25,000
 Repayment of loan from officer                                           --                         (13,346)
 Proceeds from issuance of promissory note - 15%                          --         450,000         750,000
 Preferred stock offering costs                                     (423,815)                       (715,588)
 Common stock offering costs                                         (49,530)       (118,550)       (477,669)
 Proceeds from installment note payable                                   --              --          19,829

 Repayment of installment note payable                                    --              --          (1,602)
                                                                ------------    ------------    ------------
  Net Cash Provided By Financing Activities                        4,499,222       1,274,716      13,417,740
                                                                ------------    ------------    ------------
NET INCREASE IN CASH                                               1,785,352         306,901       4,443,407
CASH, BEGINNING OF PERIOD                                          2,658,055          12,590              --
                                                                ------------    ------------    ------------
CASH, END OF PERIOD                                             $  4,443,407    $    319,491    $  4,443,407
                                                                ============    ============    ============



 See accompanying notes to unaudited interim consolidated financial statements.

                                  PROBEX CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE A   NATURE OF BUSINESS
--------------------------------------------------------------------------------

The Company owns proprietary technology whose primary application is for the purification, recycling, and upgrading of used lubricating oils. The Company has generated no significant revenue to date and was in the development stage through March 31,2000.

NOTE B   SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CONSOLIDATION - The accompanying consolidated financial statements include the accounts of PROBEX CORP. (the "Company"), formerly Conquest Ventures, Inc., and its wholly owned subsidiaries - Quadrex Corporation and Apollo Oil Company. Significant inter-company transactions and balances have been eliminated in consolidation.

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

RESTRICTED CASH - At March 31, 2000, the Company had no restricted cash classified as a non-current asset versus $190,142 at September 30, 1999. This amount represented 10% of the cumulative convertible preferred stock offering proceeds (plus accrued interest) held in a separate interest bearing escrow account and were not available to the Company until certain incorporation documents were amended to reflect stockholder approval of certain amendments. These amendments were approved on December 30, 1999 and the cash transferred to the Company in January 2000.

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

The following table summarizes the numerator and denominator elements of the basic EPS computations.


                                 3 MONTH PERIOD ENDING MAR 31,   6 MONTH PERIOD ENDING MAR 31,
                                 -----------------------------   -----------------------------
                                      2000            1999            2000           1999
                                 -------------   -------------   -------------   -------------

LOSS (NUMERATOR)                 $   1,041,152   $     459,342   $   1,809,188   $     980,391
SHARES (DENOMINATOR)                21,120,444      15,280,513      20,716,828      15,067,530
LOSS PER SHARE                   $        0.05   $        0.03   $        0.09   $        0.07


The Company's outstanding warrants, options and convertible preferred stock were anti-dilutive for the three-month and six-month periods ending March 31, 2000 and 1999.

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

From October to November 1999, the Limited Partnership sold 50,912 shares of Common Stock at prices ranging from $0.95 to $1.70 per share resulting in $64,336 of gross proceeds. The proceeds were utilized to liquidate all of the outstanding liabilities of the Limited Partnership and the remainder was held in reserve for distribution to the Limited Partnership partners. The Limited partnership was closed down 12-31-99 and the remaining shares of common stock and remaining cash were distributed. Probex Corp.'s share of this liquidation will be 62,690 shares common stock and $10,306 cash. The company is currently holding these shares of common stock as treasury stock.

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

From April to June 1998, the Company issued 187,977 shares of Common Stock at $0.50 per share to five employees as special performance bonuses. However, 25,000 of these shares were held by the Company to be distributed in accordance with a vesting period as further discussed in the Commitments and Contingencies Footnote. The Company has recorded these 25,000 shares of stock issued as Deferred Stock Expense as a reduction in the Stockholder's Equity section of the Consolidated Balance Sheet. As of March 31, 2000, the employee had vested in 18,750 of the 25,000 shares and this was recorded by the Company as Stock Compensation Expense at $0.50 per share with a corresponding reduction of the Deferred Stock Expense in Stockholders' equity.

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

As a result of the above private placement offerings, the Company paid $252,960 of placement fees that have been recorded as offering costs and offset against the Common Stock proceeds in the Consolidated Financial Statements. In addition, as of March 31, 2000, the Company has paid $1,528 in warrant redemptions related to Class Q warrants.

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

The offering was terminated in December 1999 with a total of $5,350,000 of gross proceeds and 535,000 shares of Preferred Stock were subscribed and not issued. Additionally, $372,922 of the above gross proceeds were being held in a separate interest bearing account and were not available for use by the Company until certain incorporation documents were approved by the Company's stockholder's - These amendments were approved on December 30, 1999 and the cash was transferred to the Company in January 2000.

As a result of the above Preferred Stock private placement offering, the Company has paid or accrued $715,588 of expenses as of March 31, 2000 ($615,600 of placement fees and $99,988 of legal fees) and these have been recorded as offering costs and offset against the Preferred Stock proceeds in the Consolidated Financial Statements.

In January 2000, the Company sold 240,750 shares of Common Stock at $2.70 per share resulting in $650,025 of cash proceeds. As result of this sale, the Company paid $39,002 of placement fees and has been recorded as offering costs and offset against the Common Stock proceeds in the Consolidated Financial Statements. Under the terms of this offering, for each share of common stock sold, the placement agent received .15 warrant that is exercisable for five years at $2.70 per share.

From January to March 2000, $672,681 of proceeds were received from the exercise of various warrants, with exercise prices ranging from $0.20 to $3.00 per share. As result of these warrant exercises, the Company paid $9,000 of placement fees and it was recorded as offering costs and offset against the Common Stock proceeds in the Consolidated Financial Statements.

On February 1, 2000, the Company filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. Additionally, on February 3, 2000, the Company's common stock began trading on the American Stock Exchange under the symbol "PRB".

In March 2000, the Company issued and/or subscribed 3,740 shares of Common Stock at $1.875 per share to one consultant as compensation for services rendered.

In March 2000, the Company issued and/or subscribed 52,702 shares of Common Stock at $1.50 per share to Preferred Stock owners in lieu of cash dividends.

The Company is in constructive receipt of 62,690 shares of its own common stock from the dissolution and liquidation of the Limited Partnership discussed earlier in this section. These shares have been recorded as Treasury stock at $0.01 per share.


NOTE D   INCOME TAX
--------------------------------------------------------------------------------

All tax returns have been filed through September 30, 1999. The net operating loss carryforward is approximately $6,800,000 which expires by 2014. No deferred tax asset has been recognized since management believes that it is not likely to be realized.


NOTE E   COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

At certain times during the year the Company's demand deposits held in banks exceeded the federally insured limit of $100,000 per account.

In November 1995, the Company received a promissory note of approximately $11,000 from an employee for advances made in 1995 to the employee for medical expenses incurred because of an automobile accident. The employee was expected to pay the note back to the Company in March 1996 from insurance proceeds. However, the insurance settlement was delayed and during 1996 the Company made additional advances to the employee and set up a payroll deduction plan for repayments. Additionally, the employee has on occasion generated certain business for the Company and the Board of Directors has formally agreed to apply twenty (20) percent of the earned revenues generated by the employee toward repayment of the loan. In November 1996, the insurance proceeds were received but were less than expected to pay off the loan. The note is secured by common stock owned by the employee in the Company and payments against the note are being deducted from each paycheck to the employee. In December 1999, two other employees were advanced a combined total of $16,000 for travel advance to be applied against future expense reports, of which $6,000 was returned as of March 31, 2000. Additionally, in December 1999, an officer of the company was advanced $5,000 secured by a promissory note and common stock of the Company.

At December 31, 1999, the Company has accrued $10,000 representing deferred compensation for the period July 1, 1998 to August 31, 1998 for the three officers discussed previously in Stockholders Equity. Effective September 1, 1998, the three officers are now being paid the full amount of their compensation. In February 2000, the Board of Directors approved payment this deferred compensation, and subsequently, it was paid out in March 2000.

In February 1998, the Company moved to a new office space and signed a three-year lease agreement. Monthly lease payments of $2,938 are due from June 1998 through May 2001.

On June 30, 1998, the Company and a third party entered an agreement whereby the third party will loan up to $1,500,000 for working capital purposes. Subject to certain conditions, the Company may draw $150,000 under the agreement every thirty (30) days. Interest accrues at 15% annually and all amounts drawn under the loan agreement mature on June 30, 2000. At March 31, 2000, $750,000 had been drawn by the Company under this agreement and is included as a current liability in the Consolidated Balance Sheet - see Indebtedness Footnote. However, earlier repayment could be required pursuant to the loan agreement. In exchange for the loan, the Company has granted a ten-year warrant to purchase shares of common stock of the Company at $0.01 per share equal to 10% of the number of shares of common stock outstanding on a fully diluted basis, subject to certain adjustments. At March 31, 2000, the fully diluted number of shares that would be utilized to determine how many warrants would be available to the third party is 31,217,237.

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

Effective June 30, 1999, the Company approved a plan to issue 2,750,000 stock options for employees of the Company. The terms of the options are an exercise price of $0.50 per share and are generally exercisable after the Company meets five equally weighted goals over a maximum ten-year vesting period. As of March 31, 2000, all except 2,000 of these options had been granted but none had been exercised. The Company has adopted APB 25 to account for this stock-based compensation plan. In light of the plan being variable, the Company has recognized no expense in these Consolidated Financial Statements.

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

The Company was committed to issue up to 125,000 shares of common stock to an employee, subject to a vesting period and meeting certain prescribed goals as determined by management. As of March 31, 2000, 27,475 of these shares had been issued to the employee, but it is not expected that additional shares will be issued pursuant to this agreement.

The following table summarizes activity and warrants outstanding for the quarter ending March 31, 2000.


    CLASS      O/S 12-31-99        GRANTED           LAPSED           EXERCISED         O/S 3-31-00
-------------  ------------       ----------       ----------        ------------       -----------

      F            91,750                                                6,250              85,500
      H           162,506                                                3,750             158,756
      K            75,000                                                                   75,000
      N           453,864            (39,432)                                              414,432
      P           208,481                                               34,715             173,766
      Q                 0                                                                        0
      Qa          272,833                                                                  272,833
      R         1,176,475                                               33,382           1,143,093
      Ra          117,645                                                4,284             113,361
      S           550,000                                               40,000             510,000
      T           200,000                                                                  200,000
      U           120,000                                                                  120,000
      V           428,000             13,000                                               441,000
      W                 0             75,000                                                75,000
      X                 0            200,000                           200,000                   0
      Y                 0             36,113                                                36,113

------------  -----------          ---------             ------      ---------         -----------
    TOTAL       3,856,554            284,681                  0        322,381           3,818,854
============  ===========          =========             ======      =========         ===========

The Company has committed to issue 25,000 shares of common stock to an employee, subject to a three-year vesting period. As of June 30, 1998, all of the 25,000 shares were issued by the Transfer Agent and held by the Company. Of this amount, 18,750 has been earned and 16,667 issued to the employee. The remaining 8,333 are being held by the Company and will be distributed to the employee every six months in accordance with the above vesting period. See further discussion in Stockholders Equity.

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

One third party individual has been promised a warrant to purchase 10,000 shares at $0.50 per share, contingent upon Probex using the HSB SPI for their part in strategic introductions.

A Company employee has been promised a warrant to purchase 240,000 at $1.875, contingent upon Probex signing certain agreements with a third party company.


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

NOTE G   LEASES
--------------------------------------------------------------------------------

Included in property and equipment in the accompanying Consolidated Financial Statements are the following assets held under capital leases:


                                             Mar 31,      Mar 31,
                                              2000         1999
                                           ----------   ----------

Lab and research equipment                 $   43,159   $   11,898
Less accumulated amortization                   8,927        2,379

Assets under capital leases, net           $   34,232   $    9,519


NOTE H   LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company is in the development stage and has incurred an accumulated deficit of approximately $9,681,583 since inception. The Company has been able to structure short term liquidity financing through private placement offerings. However, there can be no assurance that the Company may not experience liquidity problems or obtain sufficient funding on a timely basis.

NOTE I   SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On April 14, 2000, the Company announced that Charles M. Rampacek was elected to the Board of Directors. Mr.Rampacek has been the president and chief executive officer of Lyondell-Citgo Refining, LP since 1996.

On April 24, 2000, the Company announced a non-binding Letter of Intent to purchase an undisclosed (actual name can not be disclosed at this time) waste oil collection company. The Company is performing due diligence and no definitive agreement has been structured as of the date of this Form 10-QSB filing. The Company is anticipating a definitive agreement by end of the third fiscal quarter, and a fiscal fourth quarter closing.

On May 1, 2000, the Company had acquired Petroleum Products, Inc and Intercoastal Trading Company, Inc. for an undisclosed combination of cash, shares of the Company's common stock, and note payable. Both companies are waste oil collectors and will provide future feedstock for Probex re-refining plants.

NOTE J   RECLASSIFICATION
--------------------------------------------------------------------------------

Certain prior period items in these Consolidated Financial Statements have been reclassified to conform with current presentation.


NOTE K   SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                     Six Months Ended
                                                 ---------------------------
                                                 Mar 31,2000    Mar 31,1999
                                                 ------------   ------------
Interest paid                                    $        916   $      1,496
Income taxes paid                                          --             --

NON CASH ACTIVITES:

Stock issued for services                               7,563         15,000
Stock issued for compensation                                         48,216
Stock issued for preferred stock dividend              79,053             --
Accrued dividend payable                              214,801             --
Accrued interest payable                               55,723             --
Deferred stock amortization                             2,084         16,666
Other Income - no proceeds (treasury stock)               627             --
Interest on 15% promissory note                                       49,000
Write off of Property and Equipment                                  196,497


NOTE L   MARKET PRICE OF COMPANY'S COMMON STOCK
--------------------------------------------------------------------------------

In June 1996, the Company started quotation of its Common Stock on the NASDAQ Electronic Bulletin Board under the symbol "PRB". However, there was no active market for the Common Stock and the Company's listing was suspended. In January 1998, the Company's market maker made a re-application to the NASDAQ and the re-listing was approved. Shares of the Company's Common Stock traded inactively on the NASD over-the-counter bulletin board under the symbol "PRBX". As of February 3, 2000 the Company's Common Stock was approved for listing and commenced trading on the American Stock Exchange under the symbol "PRB". At the same time, the Company's Common Stock ceased trading on the NASD over-the-counter bulletin board.

Through March 31, 2000, the volume of trading in the Company's common stock has been relatively small, and none of the shares of common stock issued to date have been registered under the Securities Act or any of the securities laws or regulations of any state or other jurisdiction.

The range of high and low bids for the Company's common stock for the last eight quarters are:


For the Quarter Ended:                          High                        Low
                                                ----                        ---

March 31, 2000 (from February 3, 2000)          5.250                      3.500



                                                  Bid                     Ask
                                            ----------------         ----------------
For the Quarter Ended:                      High         Low         High         Low
---------------------                       ----         ---         ----         ---

March 31 (through Feb. 2, 2000)            4.8125       2.1875            5      2.28125
December 31, 1999                          2.6875      1.71875       2.8125       1.8125
September 30, 1999                         1.6875      1.40625        1.875         1.50
June 30, 1999                                1.75         1.25       1.9375        1.375
March 31, 1999                               1.75        .5625            2        .6875
December 31, 1998                             .75          .25       1.3125          .75
September 30, 1998                              2         .375        2.375            1
June 30, 1998                               2.125        1.375         2.50        1.875

The information since February 3, 2000 is based on the high and low sales price as reported on the American Stock Exchange. The high and low bid information for the periods prior to February 3, 2000 was obtained from National Quotation Bureau, Inc. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Our objective is to meet the market need for new outlets for a material portion of the estimated 5.3 billion gallons of available waste oil worldwide, as well as to supply premium base oils that will comply with the new motor oil standards expected to be implemented in the United States in late 2000 and thereafter around the world.

 The Company's principal business address is 1467 LeMay, Suite 111, Carrollton, Texas 75007. Our Internet site can be accessed at www.probex.com. The Company's fiscal year end is September 30. Currently, the Company has 24 employees, of which 23 are full-time employees, located at the administrative offices in Carrollton, Texas. Additionally, the Company has consulting agreements with two entities providing services on a part-time basis.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

STRATEGIC ALLIANCES

The company has a number of strategic relationships which we believe are of material benefit and significance with respect to the implementation of our corporate goals. Our principal strategic relationships are with the following companies.

                           HSB GROUP, INC. (HSB:NYSE)

The Company has attracted a strategic corporate sponsor in Hartford Steam Boiler Inspection & Insurance Company, a wholly-owned subsidiary of HSB Group, Inc.
(HSB) and a world leader in petroleum and processing industry equipment maintenance insurance. The Company has received a letter of intent from the Hartford Steam Boiler Inspection & Insurance Company to issue a binding quotation for Systems Performance Insurance (SPI) for the Company's core proprietary technology. SPI is a custom form of "efficacy insurance" that facilitates the financing of projects that present technological risk. It protects the interests of lenders and financial institutions from default in repayment of senior debt due to under-performance or non-performance that results from deficiencies in design, materials, technology or construction. In the event of such under-performance or project failure, the Hartford Steam Boiler Inspection & Insurance Company will make debt service payments in direct proportion to the shortfall, less a deductible. HSB Group, Inc., the parent company of The Hartford Steam Boiler Inspection and Insurance Company, is a global provider of specialty insurance products, engineering services, and management consulting. The Hartford Steam Boiler Inspection & Insurance Company was founded in 1866 to provide loss prevention service and insurance to businesses, industries and institutions. A separate wholly-owned subsidiary of HSB, HSB Engineering Finance Corp., has made a substantial direct convertible loan to the Company. The parties recently have agreed in principle to convert the amount of principal of this loan in its entirety into direct common stock ownership in the Company. Completion of the loan conversion is anticipated to occur in mid 2000, subject to final documentation.

                       ENVIRONMENTAL RESOURCES MANAGEMENT

Principals of Environmental Resources Management, Inc. ("ERM"), (a $280 million revenue environmental consulting firm), have invested directly in the Company and the Company has retained ERM to perform its permitting work for the initial production plant in Wellsville, Ohio.

                                  BECHTEL CORP.

On February 29, 2000, the Company entered into a Memorandum of Understanding with Bechtel Corp. ("Bechtel") for entering into negotiations with respect to a strategic alliance under which the Company will engage Bechtel for the engineering, procurement, and construction of the Company's plants on a worldwide basis. The Company has entered into an agreement to license MP Refining Technology owned by Bechtel to enhance the Company's own proprietary technology (ProTerra(TM)). In addition, on March 27, 2000, Bechtel made a $600,000 investment in the Company by exercising a warrant to purchase 200,000 shares of Probex common stock. The warrant, which had a two-year expiration, was issued by Probex on February 28, 2000, in consideration for Bechtel agreeing to defer up to $1 million of license and engineering payments for Probex's first operating plant in Wellsville, OH.

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

The Company is in negotiations with various debt and equity partners to provide the financing for the initial facility and that financing will be used to fund capital costs, working capital, construction period interest, and financing expenses and fees. With regard to technical risk coverage for the senior project lender, we intend to match any SPI Policy which may be issued by the Hartford Steam Boiler Inspection & Insurance Company with cost and schedule guarantees from the selected EPC firm, which is presently expected to be Bechtel. Finally, Probex is in the process of securing the product off-take letters of intent and contracts necessary to provide the revenue streams to support projected debt service requirements.

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

CURRENT QUARTER COMPANY UPDATES

On February 1, 2000, the Company filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. Additionally, on February 3, 2000, the Company's common stock began trading on the American Stock Exchange under the symbol "PRB".

As discussed above in the Strategic Alliances section, on February 29, 2000, the Company entered into the Memorandum of Understanding with Bechtel for entering into negotiations with respect to a strategic alliance under which the Company will engage Bechtel for the engineering, procurement, and construction of the Company's plants on a worldwide basis. In addition, on March 27, 2000, Bechtel made a $600,000 investment in the company by exercising a warrant to purchase 200,000 shares of Probex common stock. The warrant, which had a two-year expiration, was issued by Probex on February 28, 2000, in consideration for Bechtel agreeing to defer up to $1 million of license and engineering payments for Probex's first operating plant in Wellsville, OH.

The Company continues to develop its strategy to acquire waste oil collection companies to ensure waste oil feedstock is available for future Company waste oil re-refining plants. As described in the Note I, Subsequent Events in the Notes to Consolidated Financial Statements, the Company had acquired Petroleum Products, Inc and Intercoastal Trading Company, Inc. on May 1, 2000. On April 24, 2000, the Company entered into a non-binding Letter of Intention to purchase another undisclosed waste oil collection company.

                                    PART II

                               OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None


ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------
During the three months ended March 31, 2000, we issued the securities listed below:

In February, the Company sold 240,750 shares of common stock to one investor for the total amount of $650,025.00. In connection with such sale, the Company issued warrants to APS Financial Corporation to purchase 36,113 shares of common stock at an exercise price of $2.70 and expiring on December 15, 2004. APS Financial Corporation received the warrants for its services in connection with such placement.

In February, the Company issued warrants to purchase 75,000 shares of common stock at an exercise price of $1.00 per share pursuant to a previously outstanding contractual obligation entered into with a consultant in October 1999 for consulting services to be provided to the Company.

In February, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $3.00 per share to Bechtel Corporation in connection with certain agreements entered into between the Company and Bechtel Corporation. On March 27, Bechtel Corporation exercised the warrants with respect to all 200,000 shares.

In March, the Company issued to a director an aggregate of 40,000 shares of common stock pursuant to the exercise of previously outstanding warrants. The exercise price of such warrants was $0.50 per share of common stock.

In March, in connection with the Company's previously completed private placement of its 10% Cumulative Convertible Preferred Stock, Series A, par value of $0.01 ("Series A Preferred Stock"), as previously reported in the Company's Form 10-QSB for the quarter ended December 31, 1999, the Company issued an additional warrant to purchase 13,000 shares of common stock to one of the placement agents in such private placement. The warrants were of the same class and had the same terms as those previously issued in connection with the Series A Preferred Stock placement.

In March, the Company issued 2,667 shares of common stock at a price of $1.875 per share to a consultant for services provided to the Company.

In March, the Company declared and paid a dividend on its Series A Preferred Stock from date of investment deposited thru December 15, 1999, in the form of shares of common stock of the Company. Pursuant to the terms of the Series A Preferred Stock, dividends are payable, at the Company's option, in shares of common stock at a deemed value of $1.50 per share. The dividend payment on the Series A Preferred Stock was $79,053, resulting in the issuance of an aggregate of 52,702 shares of common stock.

With respect to the issuance of common stock as a dividend to the holders Series A Preferred Stock , we relied on Section 2(a)(3) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the dividend was not an event of sale. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

None

ITEM 5.   OTHER INFORMATION
--------------------------------------------------------------------------------

For information relating to certain other transactions by the Company through March 31, 2000, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-QSB. Such information is incorporated herein by reference.

ITEM 6.   EXHIBITS
--------------------------------------------------------------------------------

a)       EXHIBITS

4.3.15   Form of Class "W" Warrants, at $1.00 per share expiring October 5,
         2001.

4.3.16 Warrant to purchase up to 200,000 shares of Common Stock of the Company granted to Bechtel Corporation at $3.00 per share expiring on February 28, 2002.

4.3.17   Form of Class "Y" Warrants, at $2.70 per share expiring December 15,
         2004.

10.18 Memorandum of Understanding between Bechtel Corporation and the Company, effective as of January 1, 2000. [Confidential Treatment Requested. Confidential parts of this document have been redacted and have been separately filed with the Commission.]

27.1     Financial Data Schedule

b)       REPORTS ON FORM 8-K

A current report on Form 8-K was filed by the Company on February 17, 2000. This filing reported under Item 4 that on February 14, 2000, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year of 2000 to replace the firm of M.C. Hunter & Associates as its independent auditors, effective February 14, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          PROBEX CORP.
                                          (Registrant)




Date:    May 15, 2000                     By: /s/ THOMAS G. PLASKETT
                                             -----------------------------------
                                             Thomas G. Plaskett, President and
                                             Chief Executive Officer



Date:    May 15, 2000                     By: /s/ BRUCE A. HALL
                                             -----------------------------------
                                             Bruce A. Hall, Vice President and
                                             Chief Financial Officer



Date:    May 15, 2000                     By: /s/ JOHN N. BROBJORG
                                             -----------------------------------
                                             John N. Brobjorg, Corporate
                                             Controller and Chief Accounting
                                             Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

4.3.15   Form of Class "W" Warrants, at $1.00 per share expiring October 5,
         2001.

4.3.16 Warrant to purchase up to 200,000 shares of Common Stock of the Company granted to Bechtel Corporation at $3.00 per share expiring on February
         28, 2002.

4.3.17   Form of Class "Y" Warrants, at $2.70 per share expiring December 15,
         2004.

10.18    Memorandum of Understanding between Bechtel Corporation and the
         Company, effective as of January 1, 2000. [Confidential Treatment
         Requested. Confidential parts of this document have been redacted and have been separately filed with the Commission.]


27.1     Financial Data Schedule
