Form 10QSB
period 2000-06-30
PROBEX CORP
filed 2000-08-14
CIK 845880

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               -------------------

          For Quarter Ended June 30, 2000 Commission File No. 001-15567

                                  PROBEX CORP.

               (Exact name of registrant as specified in charter)


    Colorado                                            33-0294243
 ------------------------------------------------------------------------------
(State or other Jurisdiction                  (IRS Employer Identification No.)
  of Incorporation)



                  13355 Noel Road, Suite 1200, Dallas, TX 75240
 ------------------------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)


       Registrant's Telephone Number, Including Area Code: (972) 788-4772

              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)
                 1467 LeMay, Suite 111, Carrollton, Texas 75007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES X        NO
                                               ----         -----

As of August 11, 2000, there were 25,461,716 shares of common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES     NO  X
   ----    ----


                                  PROBEX CORP.

                                  June 30, 2000

                                      INDEX

                                                                                                      Page No.

   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets (unaudited) as of June 30, 2000 and
                  September 30, 1999..................................................................1

                  Consolidated  Statements  of  Operations  (unaudited)  for the
                  three   and   nine   months    ended   June   30,   2000   and
                  1999................................................................................2

                  Consolidated Statements of Cash Flows (unaudited) for the nine
                  months        ended       June       30,        2000       and
                  1999................................................................................3

                  Notes to Interim Consolidated Financial Statements (unaudited)......................4

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................................10


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................................15

         Item 2.  Changes in Securities and Use of Proceeds...........................................15

         Item 3.  Defaults Upon Senior Securities.....................................................16

         Item 4.  Submission of Matters to a Vote of Security Holders.................................16

         Item 5.  Other Information...................................................................16

         Item 6.  Exhibits and Reports on Form 8-K....................................................16


SIGNATURES............................................................................................17





                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                   PROBEX CORP.
                                           CONSOLIDATED BALANCE SHEETS

                                                   (unaudited)

                                                                    June 30,                 September 30,
                                                                      2000                       1999
                                                            -------------------------------------------------------

ASSETS

Cash and cash equivalents                                        $    1,121,936              $   2,658,055
Accounts and notes receivable - net                                     496,767                      8,708

Inventories                                                             136,263                         -
Prepaid and other                                                        76,585                     13,687
                                                            -------------------------------------------------------
Total current assets                                                  1,831,551                  2,680,450
Property, plant and equipment - net                                   3,994,477                    792,384
Goodwill - net                                                        3,670,823                         -
Other assets - net                                                      160,347                    208,229
                                                            -------------------------------------------------------
TOTAL ASSETS                                                     $    9,657,197              $   3,681,063
                                                            =======================================================

LIABILITIES

Accounts payable                                                 $      792,671$                   287,764
Accrued liabilities                                                   1,166,050                    263,581
Short-term debt                                                         169,498                    750,000
Current maturities of long-term debt                                    334,866                         -
                                                            -------------------------------------------------------
Total current liabilities                                             2,463,085                  1,301,345
Long-term debt                                                        1,274,200                     20,361
                                                            -------------------------------------------------------
TOTAL LIABILITIES                                                     3,737,285                  1,321,706
                                                            =======================================================

COMMITMENTS AND CONTINGENCIES                                                -                          -

STOCKHOLDERS' EQUITY

Series A 10% Cumulative Convertible Preferred Stock, no par value, authorized 10,000,000 shares:

Issued - 535,000 at Jun. 30, 2000 and None at Sep.  30, 1999          4,634,412                         -
Subscribed  - None at Jun.  30, 2000 and 190,000 at Sep. 30,
1999                                                                         -                   1,608,227
Common Stock, no par value, authorized 50,000,000 shares:
Issued-25,295,299  at Jun. 30, 2000 and  18,932,029  at Sep.
30, 1999                                                             12,061,229                  7,324,051
Subscribed-170,588  at Jun.  30, 2000 and  2,011,388 at Sep.
30, 1999                                                                547,684                  1,316,600
Accumulated Deficit                                                 (11,322,786)                (7,889,521)
Less:  Treasury  Stock  (common:  62,690  shares at Jun. 30,
2000 and None at Sep. 30, 1999) at cost                                    (627)                        -
                                                            -------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                            5,919,913                  2,359,357
                                                            -------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    9,657,197              $   3,681,063
                                                            =======================================================

             See Notes to Interim Consolidated Financial Statements




                                                   PROBEX CORP.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (unaudited)

                                            Three Months Ended June 30,         Nine Months Ended June 30,
                                               2000             1999             2000              1999
                                            -----------------------------------------------------------------------


REVENUES                                     $ 1,033,008              -          $ 1,033,008                -
                                            -----------------------------------------------------------------------

EXPENSES:

Operating                                        711,772              -              711,772                -
Research and development                         543,798          237,046          1,161,941           827,554
Selling, general and administrative              930,513          182,915          2,063,705           513,906
Depreciation and amortization                    126,180           96,264            235,354           111,404
                                            -----------------------------------------------------------------------
TOTAL EXPENSES                                 2,312,263          516,225          4,172,772         1,452,864
                                            -----------------------------------------------------------------------

OPERATING LOSS                                (1,279,256)        (516,225)        (3,139,765)       (1,452,864)

Interest - net                                     3,364         (28,438)             43,752           (76,805)
Other - net                                           -               -               10,933             4,615
                                            -----------------------------------------------------------------------

NET LOSS                                     $(1,275,892)       $(544,663)       $(3,085,081)      $(1,525,054)
                                            =======================================================================

NET LOSS PER SHARE                           $     (0.06)       $   (0.03)       $     (0.14)      $     (0.10)
                                            =======================================================================














             See Notes to Interim Consolidated Financial Statements




                                            PROBEX CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

                                                                    Nine Months Ended June 30,
                                                                     2000               1999
                                                              ----------------------------------------

OPERATING ACTIVITIES

Net loss                                                           $ (3,085,081)        $(1,525,054)
Adjustments:
Depreciation and amortization                                           235,354             111,404
Working capital                                                         729,646            (110,330)

Long-term assets and liabilities                                         89,130                  -
Other non-cash charges                                                  153,562             336,094
                                                              ----------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                (1,877,388)         (1,187,886)
                                                              ----------------------------------------

INVESTING ACTIVITIES

Capital expenditures                                                 (2,510,072)           (344,187)
                                                                     (1,600,000)

Acquisitions                                                                 -
                                                              ----------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                (4,110,072)           (344,187)
                                                              ----------------------------------------

FINANCING ACTIVITIES

Proceeds from debt                                                      140,318             450,000

Payments on debt                                                         (3,339)                 -

Issuance of preferred stock                                           3,026,185                  -
Issuance of common stock                                              1,288,176           1,295,135
                                                              ----------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             4,451,341           1,745,135
                                                              ----------------------------------------

NET CHANGE IN CASH                                                   (1,536,119)            213,062


CASH AT BEGINNING OF PERIOD                                           2,658,055              12,590
                                                              ----------------------------------------

CASH AT END OF PERIOD                                              $  1,121,936         $   225,652
                                                              ========================================





INTEREST PAID                                                      $195,652             $    1,496


             See Notes to Interim Consolidated Financial Statements

                                  PROBEX CORP.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

                                   (unaudited)

NOTE 1   BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

-------------------------------------------------------------------------------

The Company owns proprietary technology whose primary application is for the purification, recycling, and upgrading of used lubricating oils. On May 1, 2000, the Company acquired Petroleum Products, Inc. and Intercoastal Trading Company, Inc, ("PPI/ITC") and as result the Company has begun recognizing revenue related to its waste oil collection business, and has emerged from its developmental stage.

The condensed consolidated financial statements included herein have been prepared without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and notes normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The financial statements reflect all adjustments which are, in the opinion of the management, necessary for a fair statement of the results for the interim periods. Such adjustments are considered to be of a normal recurring nature unless otherwise identified. Results of operations for the three and nine months periods ended June 30, 2000 are not necessarily indicative of the results of operations that will be realized for the year ended September 30, 2000. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-SB/A filed with U.S. Securities and Exchange Commission on February 1, 2000.

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES

-------------------------------------------------------------------------------

CONSOLIDATION - The accompanying consolidated financial statements include the accounts of PROBEX CORP. (the "Company"), and its wholly owned subsidiaries - Probex Fluids Recovery, Inc., Quadrex Corporation, and Apollo Oil Company. Significant inter-company transactions and balances have been eliminated in consolidation.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is computed on a weighted average basis. There is a risk that the Company will forecast demand for its products and market conditions incorrectly and accumulate excess inventories. Therefore, there can be no assurance that the Company will not accumulate excess inventory and incur inventory lower of cost or market charges in the future.

PROPERTY AND EQUIPMENT AND DEPRECIATION METHODS - Fixed assets greater than $1,000 are recorded at cost and depreciated over their estimated useful lives, which range from three to five years, using the straight-line method. Equipment leased under capital leases is amortized over the life of the respective lease.

INTANGIBLE ASSETS - Patents, a component of "Other assets" in the Consolidated Balance Sheet, are being amortized on a straight-line basis over 17 years. Goodwill is being amortized on a straight-line basis of 15 years.

RESEARCH AND DEVELOPMENT - Research and development costs are charged to expense when incurred.

NET LOSS PER COMMON SHARE - The Company has a complex capital structure that requires a dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement. The net loss per common share ("basic") is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the period. The net loss per common share-assuming dilution ("diluted") reflects the potential dilution that could occur if securities (warrants, options, and convertible preferred stock of the Company) were exercised or converted into common stock.

The following table summarizes the numerator and denominator elements of the basic EPS computations.



                                ----------------------------------------- -----------------------------------------
                                          3 month period ending Jun 30,              9 month period ending Jun 30,
                                ------------------- --------------------- --------------------- -------------------
                                           2000                 1999                  2000                 1999
                                ------------------- --------------------- --------------------- -------------------
Loss (Numerator)                       $ 1,275,892          $   544,663           $ 3,085,081          $ 1,525,054
------------------------------- ------------------- --------------------- --------------------- -------------------
Shares (Denominator)                    22,856,265           16,303,696            21,532,241           15,540,698
------------------------------- ------------------- --------------------- --------------------- -------------------
Loss Per Share                         $      0.06          $     $0.03           $      0.14          $      0.10
------------------------------- ------------------- --------------------- --------------------- -------------------


The Company's outstanding warrants, options and convertible preferred stock were anti-dilutive for the three-month and nine-month periods ending June 30, 2000 and 1999.

NOTE 3   STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------

On July 21, 1999, the Board of Directors approved a series of Preferred Stock, which currently consists of up to 1,000,000 shares of Preferred Stock (such amount may from time to time be increased or decreased by the Board of Directors), designated as Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to all classes and series of Common Stock and may rank senior to other classes of Preferred Stock. The Series A Preferred Stock has a liquidation preference of $10.00 per share plus accrued and unpaid dividends, which is prior to the liquidation preference of the Common Stock. The Series A Preferred Stock is entitled to receive semi-annual dividends at the rate of $1.00 per annum payable either in cash or shares of Common Stock, at the option of the Company. The holders of Series A Preferred Stock are not entitled to vote, except for certain limited matters and to the extent required by law. Each share of Series A Preferred Stock is convertible at any time into 5.33333 shares of Common Stock and shall be automatically converted, without further action on the part of the Company or the holder thereof, into 5.33333 fully paid and nonassessable shares of Common Stock on the date following any thirty-day trading period in which the average daily closing price exceeds $5.625 per share. The Company will not issue any fractional shares of Common Stock.

The Series A Preferred Stock offering was terminated in December 1999 with a total of $5,350,000 of gross proceeds and 535,000 shares of Series A Preferred Stock were subscribed and not issued. All 535,000 shares of Series A Preferred Stock were issued before June 30, 2000. Additionally, $372,922 of the above gross proceeds were being held in a separate interest bearing account and were not available for use by the Company until certain incorporation documents were approved by the Company's stockholders. These amendments were approved on December 30, 1999 and the cash was transferred to the Company in January 2000.

As a result of the above Series A Preferred Stock private placement, the Company incurred $715,588 of expenses ($615,600 of placement fees and $99,988 of legal fees) and these have been recorded as offering costs and offset against the Series A Preferred Stock proceeds in the Consolidated Financial Statements.

On June 30, 1995, the Company purchased a 28% ownership in the assets and liabilities of Probex Technologies, L.P. (the "Limited Partnership"). From October to November 1999, the Limited Partnership sold 50,912 shares of Common Stock at prices ranging from $0.95 to $1.70 per share resulting in $64,336 of gross proceeds. The proceeds were utilized to liquidate all of the outstanding liabilities of the Limited Partnership and the remainder was held in reserve for distribution to the Limited Partnership partners. Effective December 31, 1999, the Limited Partnership was liquidated and the remaining shares of Common Stock and remaining cash were distributed. The Company's share of this liquidation was 62,690 shares of Common Stock and $10,306 of cash. The Company has recorded these shares of Common Stock as treasury stock at $0.01 per share.

In January 2000, the Company received a subscription for 240,750 shares of Common Stock at $2.70 per share resulting in $650,025 of cash proceeds. As result of this subscription, the Company paid $39,002 of placement fees and these have been recorded as offering costs and offset against the Common Stock proceeds in the Consolidated Financial Statements. Under the terms of this offering, for each share of Common Stock sold, the placement agent received a
0.15 warrant that is exercisable for five years at $2.70 per share.

From January to March 2000, $672,681 of proceeds was received from the exercise of various warrants, with exercise prices ranging from $0.20 to $3.00 per share. As result of one of these warrant exercises, the Company paid $9,000 of placement fees and these have been recorded as offering costs and offset against the Common Stock proceeds in the Consolidated Financial Statements.

On February 1, 2000, the Company filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. Additionally, on February 3, 2000, the Company's common stock began trading on the American Stock Exchange under the symbol "PRB".

In March 2000, the Company issued and/or committed to issue 3,740 shares of Common Stock at $1.875 per share to one consultant as compensation for services rendered.

In March 2000, the Company issued and/or committed to issue 52,702 shares of Common Stock at $1.50 per share to Preferred Stock owners in lieu of cash dividends.

In April 2000, the Company issued 68,500 shares of Common Stock at $1.00 per share to six employees as compensation for services rendered.

In May 2000, the Company issued 800,000 shares of Common Stock at $1.875 per share to two third parties as part of the purchase price paid to acquire PPI/ITC.

In May 2000, the Company issued and/or committed to issue 131,223 shares of Common Stock at $1.50 per share to Series A Preferred Stock owners in lieu of cash dividends.

In June 2000, the third party who entered into an agreement whereby the third party would loan up to $1,500,000 for working capital purposes converted the actual outstanding loan balance of $750,000 into 2,796,114 shares of Common Stock. Please refer to the following "Note 5 Commitments and Contingencies" section for more details.

In June 2000, the Company issued 25,000 shares of Common Stock at $3.00 per share to one consultant as compensation for services rendered.

NOTE 4   INCOME TAX

-------------------------------------------------------------------------------

All tax returns have been filed through September 30, 1999. The net operating loss carryforward is approximately $6,800,000, which expires by 2014. No deferred tax asset has been recognized since management believes that it is not likely to be realized.

NOTE 5   COMMITMENTS AND CONTINGENCIES

-------------------------------------------------------------------------------

On June 30, 1998, the Company and a third party entered into an agreement whereby the third party would loan up to $1,500,000 for working capital purposes. Interest accrued at 15% annually and all amounts drawn under the loan agreement would mature on June 30, 2000. The outstanding principal amount of the loan was convertible into shares of Common Stock of the Company, at $0.01 per share, equal to 10% of the number of shares of Common Stock outstanding on a fully diluted basis, subject to certain adjustments. On June 6, 2000, the third party exercised a loan conversion of the then outstanding loan balance of $750,000, resulting in the Company issuing 2,796,114 shares of Common Stock. In addition, the Company paid accrued interest of $188,625.

In June 1999, the Company secured from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, a twelve-month option agreement in the amount of $1,350,000 to purchase a 22-acre site for its first domestic facility. The Company paid $5,000 for the option agreement. Additionally, the site and other surrounding property will be improved by construction of an adjacent highway interchange primarily using Federal Funds. The Federal Highway Administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2001. Should the Company exercise the option to purchase the land, an interim lease agreement would be in effect until the Seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total shall be credited against the purchase price. On June 19, 2000, the Company executed an extension of the option agreement. Under the terms of this agreement, the Port Authority extended the option period for a period of six months, from July 1, 2000 through December 31, 2000. In consideration, on July 1, 2000 the Company paid a sum of $5,000 to the Port Authority. In addition, commencing July 1, 2000, the Company will pay the sum of $ 10,000 for each month of this option extension until such option is exercised or cancelled by the Company. If said option is exercised, then all monthly option payments made shall be credited toward the purchase price. If however, said option is not exercised, or is cancelled by the Company, then all monthly option payments shall remain the sole property of the Port Authority.

On April 24, 2000, the Company announced a non-binding Letter of Intent to purchase an undisclosed (actual name can not be disclosed at this time) waste oil collection company. The Company is performing due diligence and no definitive agreement has been structured as of the date of this Form 10-QSB filing. The Company anticipates formalizing a definitive agreement and closing the proposed transaction by September 30, 2000.

On July 14, 2000, the Company entered into an agreement with a third party to sublease office space for the Company's new corporate headquarters in Dallas, Texas. The terms of the agreement require equal consecutive monthly installments of $14,850 through February 2004.

The Company has committed to issue a warrant to purchase 10,000 shares of Common Stock at $0.50 per share to a consultant, contingent upon certain agreed upon conditions occurring.

The Company has committed to issue a warrant to purchase 240,000 shares of Common Stock at $1.875 per share to an employee, contingent upon certain agreed upon conditions occurring.

The Company has committed to issue a warrant to purchase 300,000 shares of Common Stock at $3.12 per share to a third party, contingent upon certain agreed upon conditions occurring.

The following table summarizes information about warrants outstanding at June 30, 2000:

                    Weighted Average Remaining
Exercise Price       Contractual Life (Years)             Number of Shares
--------------      --------------------------            ----------------
$0.20                      2.46                                248,766
$0.50                      3.82                                680,000
$0.55                      3.86                                386,194
$1.00                      1.42                              1,712,349
$1.875                     4.50                                441,000
$2.00                      2.24                                414,432
$2.70                      3.58                                 36,113
$3.12                      4.92                                200,000
                   ----------------------------               ---------

                           2.71                              4,118,854

-------------------------------------------------------------------------------
NOTE 6   INDEBTEDNESS

In September 1998, the Company was funded $300,000 under the third party working capital agreement discussed previously in Commitments and Contingencies. From October to December 1998, the Company was funded an additional $450,000 under the agreement. On June 6, 2000, the third party exercised a loan conversion of the then outstanding loan balance of $750,000, resulting in the Company issuing 2,796,114 shares of Common Stock. In addition, the Company paid accrued interest of $188,625.

On May 1, 2000, in conjunction with the acquisition of Petroleum Products, Inc., the Company issued Petroleum Products, Inc. a promissory note. The Company has agreed to pay Petroleum Products, Inc. the principal sum of $1,500,000 together with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note shall be due and payable in five equal consecutive annual installments commencing on the anniversary of the closing date and upon each anniversary of the closing date thereafter until paid in full. Interest on the unpaid principal balance of this note shall be due and payable annually, together with each payment of principal.

In addition, in May 2000, the Company borrowed $100,000 from the owners of PPI/ITC to be used as working capital for the acquired businesses. The Company has agreed to pay the principal together with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note, together with interest on the unpaid principal balance of this note, shall be due and payable on or before September 30, 2000.

The following table summarizes the Company's long-term debt:

                                                           June 30
                                                       2000        1999
8.0% Note payable to Petroleum Products, Inc,
payable in five annual installments of $300,000
commencing May 1, 2001                              $1,500,000    $     -

12.0% - 13.5% Five Capital lease payable for

equipment and trucks, payable monthly $6,179           109,066          -

15.0% Convertible Note payable to HSB
Engineering Finance Corporation,
Commencing June 30, 1998 and due June 30, 2000             -        750,000

Deferred and unpaid legal fees                             -        109,923
                                                  -----------------------------
                                                     1,609,065      859,923
Less current portion                                   334,866          -
                                                  -----------------------------
                                                    $1,274,200    $ 859,923
                                                  =============================



NOTE 7   ACQUISITIONS

-------------------------------------------------------------------------------

Effective May 1, 2000, the Company purchased substantially all of the assets of PPI/ITC for $4.6 million consisting of cash of $1.6 million, a promissory note of $1.5 million and the issuance of 800,000 shares of the Company's common stock valued at $1.875 per share.

The accompanying table reflects the pro forma results of operations as if PPI/ITC had been acquired on October 1, 1998:

                                    Pro Forma

                           Nine Months Ended June 30,

                            2000                1999
                            ----                ----
Revenues                  $4,550,016         $1,411,818
Net Loss                 ($2,623,109)       ($1,544,704)
Net Loss per Share       (     $0.12)            ($0.10)




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

References in this document to "us", "we", "it" ,"our" or "the Company" refer to Probex Corp.

General

Probex is an energy technology company that has begun commercialization of its proprietary re-refining technology (ProTerra(TM)). The primary application of ProTerra is for the purification, recycling, and upgrading of used lubricating oils. The Company has utilized the majority of its resources since inception on research and development of ProTerra(TM).

Probex was formed as a Colorado corporation in 1988 under the name Conquest Ventures, Inc. It engaged in an unrelated line of business that had been discontinued by 1994, when the Company acquired certain technology rights from Probex Technologies, L.P. In connection with the 1994 acquisition, the Company changed its name to Probex Corp. and focused its subsequent activities on research and development of the acquired technology that lead to the Company's present line of business. The Company has developed a proprietary re-refining process for used lubricating oils which the Company believes provides major performance advantages over all known re-refining technologies. The Company's technology has been validated through extensive pilot testing and results have been validated by a number of independent and reputable testing laboratories as well as by leading technical experts in the refining and base oil processing industries. The Company has attracted and retained strong, experienced persons in management functions with a depth of expertise in commercializing new technologies, managing early stage companies, and in the waste oil and base oil industries.

Our objective is to meet the market need for new outlets for a material portion of the estimated 5.3 billion gallons of available waste oil worldwide, as well as to supply premium base oils that will comply with the new motor oil standards expected to be implemented in the United States in late 2000 and thereafter around the world.

The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, Texas 75240. Our Internet site can be accessed at www.probex.com. The Company's fiscal year end is September 30. Currently, the Company has 40 full-time employees, located at either the Company's headquarters or at other locations. Additionally, the Company has consulting agreements with two entities proving services on a part-time basis.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

Strategic Alliances

The Company has a number of strategic relationships which we believe are of material benefit and significance with respect to the implementation of our corporate goals. Our principal strategic relationships are with the following companies.

                           HSB Group, Inc. (HSB:NYSE)

The Company has attracted a strategic corporate sponsor in Hartford Steam Boiler Inspection & Insurance Company, a wholly-owned subsidiary of HSB Group, Inc. ("HSB") and a world leader in petroleum and processing industry equipment maintenance insurance. The Company has received a letter of intent from the Hartford Steam Boiler Inspection & Insurance Company to issue a binding quotation for Systems Performance Insurance ("SPI") for the Company's core proprietary technology. SPI is a custom form of "efficacy insurance" that facilitates the financing of projects that present technological risk. It protects the interests of lenders and financial institutions from default in repayment of senior debt due to under-performance or non-performance that results from deficiencies in design, materials, technology or construction. In the event of such under-performance or project failure, the Hartford Steam Boiler Inspection & Insurance Company will make debt service payments in direct proportion to the shortfall, less a deductible. HSB Group, Inc., the parent company of The Hartford Steam Boiler Inspection and Insurance Company, is a global provider of specialty insurance products, engineering services, and management consulting. The Hartford Steam Boiler Inspection & Insurance Company was founded in 1866 to provide loss prevention service and insurance to businesses, industries and institutions. A separate wholly owned subsidiary of HSB, HSB Engineering Finance Corp., has made a substantial direct convertible loan to the Company. On June 6, 2000, HSB Engineering Finance Corp. executed a loan conversion of the current outstanding loan balance of $750,000, resulting in the Company issuing 2,796,114 shares of Common Stock. In addition, the Company paid accrued interest of $188,625.

                       Environmental Resources Management

Principals of Environmental Resources Management, Inc. ("ERM"), (a $280 million revenue environmental consulting firm), have invested directly in the Company and the Company has retained ERM to perform its permitting work for the initial production plant in Wellsville, Ohio.

                                  Bechtel Corp.

On February 29, 2000, the Company entered into a Memorandum of Understanding with Bechtel Corp. ("Bechtel") for entering into negotiations with respect to a strategic alliance under which the Company will engage Bechtel for the engineering, procurement, and construction of the Company's plants on a worldwide basis. The Company has entered into an agreement to license MP Refining Technology owned by Bechtel to enhance the Company's own proprietary technology (ProTerra(TM)). In addition, on March 27, 2000, Bechtel made a $600,000 investment in the Company by exercising a warrant to purchase 200,000 shares of Probex common stock. Probex issued the warrant, which had a two-year expiration, on February 28, 2000, in consideration for Bechtel agreeing to defer up to $1 million of license and engineering payments for Probex's first operating plant in Wellsville, Ohio.

Wellsville Project

We are presently engaged in development of our first production facility, located in Wellsville, Ohio, which will convert waste lubricating oils into premium base oils, fuel oil and asphalt flux or modifier.

In June 1999, the Company entered into a $1,350,000 twelve-month purchase option agreement for the first production site in Wellsville, Ohio and is currently undertaking site planning and permitting. This 22-acre site is optimally located on the Ohio River in the center of large supply and product markets, and includes a barge dock, significant tankage, a rail spur, and rail and truck loading and unloading racks. Phase I and Phase II environmental studies have been or are being performed and the Wellsville, Ohio site is currently being readied for development. On June 19, 2000, the Company executed an extension of the option agreement. Under the terms of this agreement, the Port Authority extended the option period for a period of six months, from July 1, 2000 through December 31, 2000. In consideration, on July 1, 2000, the Company paid a sum of $5,000 to the Port Authority. In addition, commencing July 1, 2000, the Company will pay the sum of $ 10,000 for each month of this option extension until such option is exercised or cancelled by the Company. If said option is exercised, then all monthly option payments made shall be credited toward the purchase price. If however, said option is not exercised, or is cancelled by the Company, then all monthly option payments shall remain the sole property of the Port Authority.

Probex has completed all material research and development activities related to ProTerra, and we expect to complete a Design and Critical Specifications Package ("DCSP") by late-2000. The DCSP will summarize Probex's experience and knowledge developed over the past five years, including pilot plant trials, process simulations, and research and industry experience. Among the items included in the DCSP will be a detailed description of the battery limits process, offsites and utilities, process flow diagrams, piping and instrumentation diagrams, mass balances, equipment design notes, information management and process control systems, site description and layout, and Company standards.

Probex is in negotiations with Bechtel, a global engineer/constructor firm, for a turnkey engineering/procurement/construction ("EPC") alliance and anticipates obtaining agreement with Bechtel for its engineering work at some point in the future. This EPC agreement will include contracts encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments.

We anticipate operating this initial plant facility under operations and maintenance ("O&M") contracts. The exact details and responsibilities of the O&M contractor have yet to be determined. However, Probex envisions that the O&M contractor would be responsible for the operation and maintenance for the entire facility, including battery limit plant operations, material transfers, and storage and maintenance (scheduled and unscheduled). Probex will secure feedstock, market the products, and oversee facility operations and finances.

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

Current Quarter Company Updates

On May 1, 2000, the Company acquired substantially all the assets of PPI/ITC through its newly created wholly owned subsidiary, Probex Fluids Recovery, Inc. As result of this acquisition, the Company has emerged from its developmental stage to the first phase of becoming an operating company. Phase one of the Company's operating plan is to acquire and operate waste fluid collection companies. Phase two of the Company's operating plan is to build and operate the Company's waste oil re-refining plants. Actual ground breaking of the Company's first plant, in Wellsville, Ohio, is anticipated for the first quarter of 2001. Waste oil currently collected by the Company's waste fluids collection operation is being sold to third party waste oil markets. Once the Company's waste oil re-refining plants are operational, the waste oil collected by the Company's waste fluids collection companies will ensure sufficient availability of waste oil feedstock.

On April 24, 2000, the Company entered into a non-binding Letter of Intent to purchase another undisclosed waste oil collection company and is close to announcing a definitive purchase agreement.

On June 6, 2000, HSB Engineering Finance Corporation, a wholly owned subsidiary of HSB Group, Inc. (NYSE: HSB), exercised a loan conversion of the then outstanding loan balance of $750,000, resulting in the Company issuing 2,796,114 shares of Common Stock. In addition, the Company paid accrued interest of $188,625.

Financial Analysis of the Three and Nine Months Ended June 30, 2000 and 1999

Operating Revenue. Total operating revenue for the three months ended June 30, 2000 was $1,033,008 as compared to none for the three months ended June 30, 1999. As discussed previously, the May 1, 2000 purchase of PPI/ITC directly contributed to waste oil collections related revenue recognized. Total operating revenue for the nine months ended June 30, 2000 was $1,033,008 as compared to none for the nine months ended June 30, 1999. Again, the increase in operating revenue is directly attributable to the purchase of PPI/ITC.

Operating Expense. Total operating expense for the three months ended June 30, 2000 was $711,772 as compared to none for the three months ended June 30, 1999. As discussed previously, the May 1, 2000 purchase of PPI/ITC directly contributed to waste oil collections related operating expense recognized. Total operating expense for the nine months ended June 30, 2000 was $711,772 as compared to none for the nine months ended June 30, 1999. Again, the increase in operating expense is directly attributable to the operations of newly acquired PPI/ITC.

Research and Development. Total research and development expense for the three months ended June 30, 2000 was $543,798 as compared to $237,046 for the three months ended June 30, 1999. The increase in research and development expense is attributable to additional resources, including employees, consultants, and testing, required to advance the commercialization of the Company's proprietary re-refining technology. Total research and development expense for the nine months ended June 30, 2000 was $1,161,941 as compared to $827,554 for the nine months ended June 30, 1999. Again, the increase in research and development expense is attributable to additional resources, including employees, consultants, and testing, required to advance the commercialization of the Company's proprietary re-refining technology.

Selling, General and Administration. Total selling, general and administration expense for the three months ended June 30, 2000 was $930,513 as compared to $182,915 for the three months ended June 30, 1999. The increase in selling, general and administration expense is attributable to additional resources, including employees, consultants, legal counsel, and other infrastructure changes, required to advance the commercialization of the Company's proprietary re-refining technology. Total selling, general and administration expense for the nine months ended June 30, 2000 was $2,063,705 as compared to $513,906 for the nine months ended June 30, 1999. Again, the increase in selling, general and administration expense is attributable to additional resources, including employees, consultants, legal counsel, and other infra-structure changes, required to advance the commercialization of the Company's proprietary re-refining technology.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended June 30, 2000 was $126,180 as compared to $96,264 for the three months ended June 30, 1999. The primary increase in depreciation and amortization expense is attributable to fixed assets and goodwill related to the May 1, 2000 purchase of PPI/ITC. Total depreciation and amortization expense for the nine months ended June 30, 2000 was $235,354 as compared to $111,404 for the nine months ended June 30, 1999. Depreciation and amortization was adjusted favorably $230,131 for the nine months ended June 30, 1999 due to a new company accounting policy of expensing fixed asset purchases less than $1,000 each. In addition, the increase in depreciation and amortization expense is attributable to fixed assets and goodwill related to the May 1, 2000 purchase of PPI/ITC.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

-------------------------------------------------------------------------------

None


Item 2.       Changes in Securities and Use of Proceeds
-------------------------------------------------------------------------------

During the three months ended June 30, 2000, we issued the securities listed below:

In May, the Company issued 68,500 shares of common stock to non-officer employees in lieu of compensation for overtime services provided to the Company for the six months ended December 31, 1999, at an average value of $1.00 per share.

In May, the Company issued 640,000 and 160,000 shares of common stock to William and Phyllis Snedegar, and Keith Mills, respectively, in connection with the purchase of substantially all of the assets of Petroleum Products, Inc. and Intercoastal Trading Company, Inc. by Probex Fluids Recovery, Inc., a Delaware corporation and wholly owned subsidiary of the Company. The common stock issued by the Company to William and Phyllis Snedegar, and Keith Mills is restricted and will vest pursuant to a vesting schedule which provides for 25% vesting at the closing and the remaining shares vesting ratably over the next three (3) years. Such shares were valued at $1.875 per share.

In May, the Company declared and paid a dividend on its Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), in the form of shares of common stock of the Company. Pursuant to the terms of the Series A
Preferred Stock, dividends are payable, at the Company's option, in shares of common stock at a deemed value of $1.50 per share. The dividend payment on the Series A Preferred Stock was $196,835, resulting in the issuance of an aggregate of 131,223 shares of common stock.

In May, the Company issued warrants to purchase 500,000 shares of common stock at an exercise price of $3.12 per share to Stonegate Securities, Inc., as compensation under that certain Financial Advisory Agreement entered into between the Company and Stonegate Securities, Inc. Pursuant to such warrant, 200,000 shares vested immediately upon issuance of the warrant and the remainder of the shares shall vest in the sole discretion of the Company's management prior to December 15, 2000.

In June, the Company issued to HSB Engineering Finance Corporation 2,796,114 shares of common stock pursuant to the exercise of a conversion right contained in the Convertible Secured Promissory Note, dated as of June 30, 1998, by and between the Company and HSB Engineering Finance Corporation. Under the Convertible Secured Promissory Note, HSB Engineering Finance Corporation loaned an aggregate of $750,000 to the Company.

In June, the Company issued 5,000 and 20,000 shares of common stock to Grove Capital Corp. and Greg Grove, respectively, for consulting services rendered to the Company at a value of $3.00 per share.

In June, the Company issued warrants to purchase 100,000 shares of common stock to Project Development Associates, LLC, pursuant a Project Development Advisory Agreement, as amended, effective as December 31, 1998, by and between Project Development Associates, LLC, and the Company. Such warrants have an exercise price of $0.50 per share, a term of five years, and vest upon the closing of the financing for the Company's initial plant.

With respect to the issuance of common stock as a dividend to the holders Series A Preferred Stock, we relied on Section 2(a)(3) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the dividend was not an event of sale. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.

Item 3.       Defaults Upon Senior Securities

-------------------------------------------------------------------------------

None

Item 4.       Submission of Matters to a Vote of Security Holders

-------------------------------------------------------------------------------

None

Item 5.       Other Information

-------------------------------------------------------------------------------

For information relating to certain other transactions by the Company through June 30, 2000, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-QSB. Such information is incorporated herein by reference.


Item 6.       Exhibits

-------------------------------------------------------------------------------

a)       EXHIBITS

Exhibit

Number                     Description

10. 21 Financial Advisory Agreement between Stonegate Securities, Inc. and the Company, dated as of May 23, 2000.


27.1      Financial Data Schedule



b)       REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on May 16, 2000. This filing reported under Item 2 that on May 1, 2000, the Company, through its newly formed, wholly owned subsidiary, Probex Fluids Recovery, Inc., acquired substantially all of the assets of Petroleum Products, Inc. and Intercoastal Trading Company, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PROBEX CORP.
                                             (Registrant)



Date:    August 14, 2000                     By:     /s/ Charles M. Rampacek
                                                     --------------------------
                                                     Charles M. Rampacek,
                                                     President and
                                                     Chief Executive Officer

Date:    August 14, 2000                     By:     /s/ Bruce A. Hall
                                                     --------------------------
                                                     Bruce A. Hall, Senior
                                                     Vice President and Chief
                                                     Financial Officer



Date:    August 14, 2000                     By:     /s/ John N. Brobjorg
                                                     --------------------------
                                                     John N. Brobjorg,
                                                     Corporate Controller and
                                                     Chief Accounting Officer