Form 10KSB
period 2000-09-30
PROBEX CORP
filed 2000-12-22
CIK 845880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period
from     _____________ to ____________

         Commission File Number: 001-15567
                                 ---------

                                  PROBEX CORP.
                 (Name of Small Business Issuer in its Charter)

              DELAWARE                                      33--0294243
              --------                                      -----------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


        13355 NOEL ROAD, SUITE 1200
            DALLAS, TEXAS                                       75240
        ---------------------------                         --------------
(Address of Principal Executive Offices)                      (Zip code)

                                 (972) 788-4772
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of Each Exchange
          Title of Each Class                          on Which Registered
     ------------------------------                  -----------------------
     COMMON STOCK, $0.001 PAR VALUE                  AMERICAN STOCK EXCHANGE

Securities registered under Section 12(g) of the Exchange Act:      NONE
                                                              ------------------
                                                              (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes    X    No
    -------    -------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $2,684,869
                                                          ----------

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 15, 2000 was approximately $36,535,000. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of December 15, 2000, there were 26,209,868 shares of the common stock, $0.001 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format: Yes        No   X
                                                  -------   -------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

                                  PROBEX CORP.
                                      INDEX


                                                                         PAGE NO.
                                                                         --------

PART I
Item 1.   Description of Business............................................. 1

Item 2.   Description of Properties........................................... 9

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................15

PART II
Item 5.   Market for the Common Stock and Related Stockholder Matters.........11

Item 6.   Management's Discussion and Analysis or Plan of Operations..........13

Item 7.   Financial Statements................................................17

Item 8.   Changes in and Disagreements with Accountants on Accounting
          And Financial Disclosure............................................40

PART III
Item 9.    Directors, Executive Officers, Promoters and Control Persons.......40

Item 10.  Executive Compensation..............................................40

Item 11.  Security Ownership of Certain Beneficial Owners and Management......40

Item 12.  Certain Relationships and Related Transactions......................40

Item 13.   Exhibits and Reports on Form 8-K...................................41

SIGNATURES


                                     PART I


         Included in this report, exhibits and associated documents are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," "will," "shall," "should," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements.

         Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refers to Probex Corp. and its subsidiaries.

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

         Our predecessor, Conquest Ventures, Inc., was incorporated as a Colorado corporation in August 1988. Conquest Ventures engaged in an unrelated line of business that had been discontinued by 1994, when it acquired certain technology rights from Probex Technologies, L.P. In connection with the 1994 acquisition, Conquest Ventures changed its name to Probex Corp. and focused its subsequent activities on research and development of the acquired technology that lead to the Company's present line of business. On August 31, 2000, Probex Corp. was reincorporated as a Delaware corporation.

         On May 1, 2000, we formed a wholly-owned subsidiary, Probex Fluids Recovery, Inc., (PFR) to acquire substantially all of the assets of Petroleum Products, Inc. (PPI) and Intercoastal Trading Company, Inc. (ITC). PPI and ITC are in the business of collecting, purchasing, selling, delivering and marketing used lubricating oil in Ohio, Kentucky and the surrounding areas. On September 29, 2000, PFR acquired substantially all of the assets of Specialty Environmental Services (SES), a division of Pennzoil-Quaker State Company. SES, headquartered in Shreveport, Louisiana, is a collector of used lubricating oils and related products primarily in the Southeastern United States. PPI, ITC and SES are being operated under their respective trade names (such as SES a division of PFR) until we commence operations at our first used lubricating oil reprocessing plant.

OVERVIEW

         We are an early stage energy technology company that has developed a patented process enabling us to purify, reprocess and upgrade used lubricating oils into premium quality lube base oils in an environmentally beneficial and economical manner. We have worked over five years and invested approximately $10 million in the development of this patented process. This technology also possesses the capability to produce both light distillate fuel and an asphalt flux or modifier from used lubricating oil, in addition to premium lube base oils.

         We have a fully operational pilot plant in Carrollton, Texas, which has the capacity to reprocess approximately two barrels of used lubricating oil per day into premium quality lube base oils. This pilot plant has been and continues to be utilized to demonstrate our technology to leading industry experts. We believe that the technology demonstrated in our pilot plant is scalable up to full plant specifications. Due to the success of our pilot plant, we are currently in the process of designing our first full scale plant to be built in Wellsville, Ohio. It is anticipated that we will begin construction during the first calendar quarter of 2001. There can be no assurances, however, that we will be successful in constructing our first plant due to the capital intensive nature of such a large project.

         During fiscal 2000, in anticipation of commencing operations at our first plant, we acquired three used oil collectors through our subsidiary PFR. Our goal is to have PFR's used oil collection operations supply our plants with substantially all of the necessary used lubricating oil feedstock. We intend to further increase our market share of the used oil collection business through targeted market expansion and acquisitions of established used lubricating oil collectors. While market timing appears favorable, there can be no assurances that we will be able to complete any further expansion or acquisitions.


INDUSTRY BACKGROUND

Used Lubricating Oil Opportunity

         Consumer and industrial lubricating oils, such as motor oils, are comprised of lube oils and a "package" of additives. Each producer of lubricating oils tailors these additives to improve the operating characteristics of lube base oil for their specific market application. During use, many of these additives are substantially degraded, depleted or contaminated. However, the underlying lube base oil, a valuable petroleum product, remains largely unaffected. Thus, an inexpensive process for precisely separating and recovering the valuable lube base oil component of used lubricating oil for reuse would be very beneficial to the environment through the preservation of natural resources and reduction in pollution.

         Based on a 1998 study conducted by the U.S. Department of Energy, approximately 1.3 billion gallons per year of used lubricating oil are generated by automobiles, light trucks, and industrial engines and machinery in the United States. About 430 million gallons annually are either consumed at the point of generation (as in gas station space heaters) or not recovered, and presumably a substantial portion of that amount is not properly disposed of. Of the approximately 900 million gallons per year that are collected, only approximately 140 million gallons are reprocessed to produce approximately 70 million gallons of lube base oil. The balance is burned as low grade fuel. Thus only 8% of the total amount of collected used lubricating oil, and approximately 5% of the total amount of used lubricating oil, is reprocessed into lube base oil.

         Worldwide, an estimated 5.3 billion gallons per year of used lubricating oils are generated. Collection and reprocessing efforts are hindered by the lack of a cost effective and environmentally sound technology that can provide a consistent and valuable outlet for the used lubricating oil. Without such technology, used lubricating oil is exposed to the pricing volatility associated with fuel market outlets and increasing regulatory restrictions on air emissions from burner fuels.

Current Used Lubricating Oil Reprocessing Technologies and Companies.

         Highly sophisticated separation units utilized by the refining or petrochemical-processing industries could be employed to extract the valuable lube base oil with great precision. However, employing this type of equipment to reprocess used lube oil creates a thick black sludge as the used oil is heated. The black sludge results in rapid fouling within the processing equipment and the process must be shut down to clean the equipment.

         To address this fouling problem, existing commercial reprocessors have been forced to employ relatively ineffective and maintenance-intensive separation equipment, which are designed to resist fouling rather than provide effective separation. This, in turn, has necessitated additional processing equipment and additional costs to rectify the shortcomings of the separation process. Such reprocessors, at best, merely restore the base oil contained within the used lubricating oil back to its original quality, rather than upgrade it to a higher quality base oil. See "Competition."

SUPPLY AND PRODUCT MARKETS

Supply Market

         The used lubricating oil collection industry in the U.S. is fragmented. The largest and only national collector, Safety-Kleen Corporation, is believed to collect approximately 20% of all available used lubricating oil appropriate for use as reprocessing feedstock. A number of mid-size regional companies and hundreds of small local collection companies collect the balance of the available used lubricating oils. We intend to secure the majority of our used lubricating oil collection requirements through ownership of strategically located collection companies in order to provide a more stable and economically attractive feedstock supply.

         In May 2000, we acquired substantially all of the assets of PPI and ITC through our wholly-owned subsidiary, PFR. PPI and ITC are in the business of collecting, purchasing, selling, delivering or marketing used petroleum products in Ohio, Kentucky and the surrounding areas. In September 2000, PFR acquired substantially all of the assets of SES, a division of Pennzoil-Quaker State Company. SES is in the business of collecting, purchasing, storing, selling and delivering used lubricating oil and related products primarily in the Southeastern United States. We intend to use PPI, ITC and SES's used oil collection operations to provide a significant portion of the feedstock for our first plant in Wellsville, Ohio. PPI, ITC and SES currently collect enough used oil to supply up to 35 million gallons, or about 61%, of our first plant's feedstock requirements. We are continuing to evaluate potential targeted market expansion and acquisitions of additional oil collectors to supply the remaining balance of first plant's feedstock requirements and future plant feedstock needs. We cannot assure you, however, that we will be able to complete any further expansion or acquisitions of oil collectors.

Product Market

         Our proprietary reprocessing technology separates used lubricating oil into three valuable products: (i) a high quality lube base oil desirable for use in motor oils meeting new industry standards, (ii) a fuel oil similar to an off-road or marine diesel, and (iii) an asphalt flux or modifier. We believe that the potential markets for such reprocessed products are large. Each facility is expected to supply less than .5% of U.S. base oil demand and less than 0.1% of U.S. fuel oil and asphalt demand. See "Technology and Products."

New Motor Oil Standard

         Passenger car motor oils are licensed under a certification system that is administered by the American Petroleum Institute (API). API-licensed motor oils (API lubricants) comprise the highest quality motor oils and represent virtually all of the motor oils that are consumed in North America. API-licensed lubricants are required by automotive manufacturers for use in cars and light trucks in order to maintain adequate protection of the vehicle engine during use and to preserve full coverage under most manufacturer engine warranties.

         Periodically, a consortium of American and Japanese automobile and engine manufacturers, who are members of the International Lubricant Standardization and Approval Committee (ILSAC), review and revise standards for API lubricants. The revisions periodically set forth by ILSAC effectively increase the performance standards for API lubricating oils that are used in the engines of lighter transportation vehicles, such as cars and light trucks. Improvements in fuel economy, reduced emissions, improved lubrication under widely divergent temperature conditions, and suitability of motor oils to new engine designs all factor into new industry standards set forth by ILSAC. Moreover, there is a trend toward converging the domestic and international standards into a common international standard, and other markets, such as Europe, have standards that are even more demanding than the ILSAC/API standards. The latest standard, ILSAC GF-3, replaces GF-2 and was approved in September 2000. It is presently anticipated that this new industry-wide automotive engine oil performance standard will be required for model year 2002 automobiles. Information released by ILSAC about these standards has indicated that improved fuel economy, reduced emissions, and reduced oil consumption are significant requirements of the new GF-3 standard.

         Prior upgrades in ILSAC motor oil performance standards have been largely addressed through improved lubricant additive performance, without major performance improvements in the base oil component of the motor oil. In contrast, the new GF-3 standards, in addition to requiring additive formulation improvements, will require the use of significantly higher performance base oils for the common viscosity grades. Thus, the number of GF-3 compliant lighter viscosity base oil production plants is anticipated to decrease significantly.

         We anticipate producing a GF-3 compliant base oil and are positioning our premium base oil product to meet the demands of independent blenders by the end of the second quarter of 2002, concurrent with the anticipated completion of our first plant. Preliminary indications from industry sources are that GF-3 compliant base oil pricing in the lighter viscosity grades will be above current prices of base oil that do not meet GF-3 specifications.

OUR SOLUTION

         Today, most used lubricating oils are either burned or improperly disposed of with serious damaging impact to soil, water and air. In an effort to reduce such harmful effects on the environment, our solution includes the following:

     o Collecting and purchasing a portion of the used lubricating oil generated;

     o Storing and delivering the used lubricating oil to our plants strategically located near densely populated regions with large supplies of used oil;

     o Reprocessing a majority of the used lubricating oil into a premium base oil meeting GF-3 standards using our proprietary technology, ProTerra (TM); and

     o Selling and distributing the premium base oil to oil compounders and blenders for its return into the lubricating oil marketplace.

         By providing a viable economic and environmentally beneficial alternative to the present use and disposal of used lubricating oil, we believe that we are well positioned to take advantage of the opportunities in the lubricating oil market.


STRATEGY

         Our goal is to be a world market leader in the reprocessing of used lubricating oils into premium quality lube base oils through the timely commercialization of our proprietary technology. Our strategy for achieving this goal is based on the following core elements.

Technological Leadership. We believe that we offer the most innovative, cost effective and environmentally beneficial technology to date that enables the reprocessing of used lubricating oils. We have sought and obtained U.S. patent protection for our proprietary technology, ProTerra. Additionally, we have filed for patent protection worldwide. We believe we have adequately protected our technology in order to create meaningful barriers of entry into this market niche.

Existence and Development of Quality Strategic Relationships. We have consummated strategic relationships with Hartford Steam Boiler Inspection & Insurance Company, Environmental Resources Management and Bechtel Corporation. Each of these entities, or their principals or affiliates, has invested directly in our company. We have also engaged Credit Suisse First Boston as our exclusive financial advisor and intend to further develop strategic relationships which we believe will contribute materially to the rapid implementation of our technology, on both a domestic and international basis.

Global Presence. We are currently negotiating a joint venture agreement with a multi-national European conglomerate for the development of plants employing our proprietary technology in Europe.

Acquisition of Quality Used Oil Collectors. We have established, through PPI, ITC and SES a significant position in the used oil collection industry, and we intend to further increase our market share of the used oil collection business in 2001 through targeted market expansion and acquisitions of established used lubricating oil collectors.

Develop Customer and Supplier Relationships. We intend to enter into long-term off-take contracts with lubricant compounders and blenders for the majority of the premium base oil produced at our plants. In addition, we intend to augment our Company-owned feedstock supplies with supplemental supply arrangements with used oil gatherers to supply any additional used oil feedstock required to operate our plants.


STRATEGIC ALLIANCES

         We have a number of strategic relationships which we believe are of material benefit and significance with respect to the implementation of our corporate goals. Our principal strategic relationships are with the following companies.

HSB Group, Inc.

         One of our strategic corporate sponsors is Hartford Steam Boiler Inspection & Insurance Company, a wholly-owned subsidiary of HSB Group, Inc.
(HSB) and a world leader in petroleum and processing industry equipment insurance. We have received a letter of intent from the Hartford Steam Boiler Inspection & Insurance Company to issue a binding quotation for Systems Performance Insurance (SPI) for our core proprietary de-fouling technology. SPI is a customized form of "efficacy insurance" that facilitates the financing of projects that present technological risk. It protects the interests of project lenders and financial institutions from default in repayment of senior debt due to under-performance or non-performance that results from deficiencies in design, materials, technology or construction. In the event of such under-performance or project failure, the Hartford Steam Boiler Inspection & Insurance Company will make debt service payments in direct proportion to the shortfall, less a deductible. HSB Group, Inc., the parent company of The Hartford Steam Boiler Inspection & Insurance Company, is a global provider of specialty insurance products, engineering services, and management consulting. The Hartford Steam Boiler Inspection & Insurance Company was founded in 1866 to provide loss prevention service and insurance to businesses, industries and institutions. A separate wholly owned subsidiary of HSB, HSB Engineering Finance Corp., made a substantial direct convertible loan to us. On June 6, 2000, HSB Engineering Finance Corp. converted the outstanding loan balance of $750,000 into common stock, resulting in issuance of 2,796,114 shares of common stock to HSB Engineering Finance Corporation. In addition, we paid accrued interest of $188,625 due under the convertible promissory note.

Environmental Resources Management

         Individual principals of Environmental Resources Management (ERM), (a $28 million annual revenue environmental consulting firm), have invested directly in us and we have retained ERM to perform our permitting work for the initial production plant in Wellsville, Ohio, and to provide permitting and environmental management services in support of the operations of PFR.

Bechtel Corp.

         On February 29, 2000, we entered into a Memorandum of Understanding with Bechtel Corp. (Bechtel) to enter into negotiations with respect to a strategic alliance under which we will engage Bechtel for the engineering, procurement, and construction (EPC) of our plants on a worldwide basis. We have also entered into an agreement to license MP Refining Technology owned by Bechtel to enhance our own proprietary technology (ProTerra). In addition, we issued Bechtel a warrant, which had a two-year expiration, to purchase up to 200,000 shares of our common stock at an exercise price of $3.00 per share, in consideration for Bechtel agreeing to defer up to $1 million of license and engineering payments for our first operating plant in Wellsville, Ohio. On March 27, 2000, Bechtel made a $600,000 investment in us by exercising this warrant.

         In July 2000, we issued another warrant to purchase up to 200,000 shares of our common stock to Bechtel for providing assistance to us in our financing efforts and for other financial advisory services. This warrant will expire on July 27, 2002 and has an exercise price of $3.00 per share.

         In October, United Infrastructure Company, LLC, an affiliate of Bechtel Group, Inc. (UIC), made a direct equity investment in Probex totaling $1 million in support of the development and commercialization of the Wellsville facility. UIC also agreed, subject to certain mutually agreed conditions, to make additional direct equity investments totaling $4 million toward the financing of Wellsville. Probex is entering into an agreement to form a strategic worldwide alliance with Bechtel for engineering, procurement and construction (EPC) services for Wellsville and future plants. In addition, UIC has the option to make future investments in Probex of up to $7.5 million for each subsequent plant, or a higher amount as mutually agreed, from time to time, for as long as an EPC agreement between Probex and Bechtel exists. Further, in conjunction with the commitment by UIC, we agreed that UIC would appoint one advisory member to our board of directors.

TECHNOLOGY AND PRODUCTS

         We believe that our patented ProTerra technology will substantially improve the economics of used lubricating oil reprocessing by enabling the reprocessing of used lubricating oils into premium quality base oils at lower costs than has been possible to date. At the same time, unlike other commercial reprocessing methods, to date, rather than just restoring the original base oil, ProTerra is expected to enhance it beyond original performance standards.

         ProTerra is a logical extension of conventional crude oil refining techniques that employs a unique set of operating parameters. ProTerra will enable us to construct and operate reprocessing plants utilizing conventional, off-the-shelf process equipment capable of achieving significant performance improvements over current reprocessing facility configurations.


         ProTerra employs a relatively straightforward technique that, in the initial processing stage, virtually eliminates used lubricating oil's propensity to foul. This key attribute allows us to apply proprietary adaptations of sophisticated, yet conventional, distillation and separation technologies that before now could not be effectively employed in processing used lubricating oils. These technologies, in parallel applications, employ commonly used refining and petrochemical equipment and operate under conditions that are well understood and highly predictable. Furthermore, we anticipate that ProTerra will provide cost-effective operations. Most importantly, the distillation and separations processes are so effective that they actually enhance the base oil product beyond its original quality by correcting certain shortcomings in its original manufacture. These results are based on extensive pilot plant testing, and we cannot assure you that the same results will be achieved on a commercial production scale.

Products

         ProTerra separates used lubricating oil into three valuable products, trademarked under the names ProLube(TM), ProPower(TM), and ProBind(TM) as described below:

         PROLUBE

         The primary product created by ProTerra is ProLube, a premium quality lube base oil, which in the typical domestic plant configuration will be manufactured in two of the most popular viscosity grades. As has been confirmed by both independent laboratories and prospective purchasers, ProTerra actually enhances the quality of the underlying lube base oil contained in the used lubricating oil.

         We have provided samples of the lube base oils produced in our pilot facility to Infineum (a joint venture of Shell and ExxonMobil chemical companies) and Lubrizol, two of the four primary additive companies. Both companies have confirmed both the physical and chemical performance characteristics of ProLube lube base oil. Specifically, ProLube has exhibited strong Noack performance (a test for volatility at high temperatures), as well as positive low temperature and oxidative stability properties, and, therefore, is expected to be desirable for use in the formulation of premium quality motor oil lubricants.

         Our entry into the base oil market, which represents approximately 80% of our projected revenues, may be timely. As discussed above under "New Motor Oil Standard", more stringent motor oil lubricant standards (called GF-3) were approved in September 2000 and are expected to be applied to market year 2002 automobiles. Our initial plant is expected to be completed shortly after the new motor oil standards are adopted. In management's opinion, the number of base oil suppliers which are expected to meet the new GF-3 standards may decline significantly. Because of GF-3, most independent motor oil formulators will be required to secure new base oil suppliers in order to continue to manufacture the full range of viscosity grade compliant motor oil products. We plan to produce GF-3 compliant base oils and, if able to do so, we would be optimally positioned to meet the new upgraded base oil requirements for independent motor oil formulators.

         Independent lubricant formulators in North America, collectively, purchase approximately 670 million gallons annually. Based on discussions with firms in the industry, we believe that there is a strong desire to maintain multiple base oil supply sources. Thus, we could potentially provide a strategically valuable source of supply for these independent formulators.

         We intend to sell a significant portion of the lube base oil production from our initial facilities on a contract basis and we are in discussions with several large and mid-size lubricant marketers, which could purchase base oil volumes supporting each of our proposed facilities. We also intend to market the non-contractual portions of our products on the spot market in order to maximize total revenues.

         PROPOWER

         ProPower fuel oil produced by ProTerra is expected to be a high quality, light distillate similar to diesel fuel or home heating oil. The sulfur content of ProPower precludes its use in very low sulfur over-the-road diesel applications, but it is expected to be highly attractive as an off-road diesel, chiefly because of a cetane index typically above 50. It also may be employed as a relatively low-sulfur, low-ash, clean-burning light burner fuel.

         PROBIND

         The final product produced by ProTerra is ProBind, an asphalt flux, or modifier, which is comprised primarily of the concentrated additives inherent within used oil and, therefore, has numerous valuable performance enhancing properties. Asphalt products often require specialty chemicals that enhance high-temperature performance by promoting thickening at higher temperatures and increasing elasticity at lower temperatures. We believe that ProBind will be positioned against certain specialty chemical asphalt modifiers, which are currently priced higher than projected values, once testing and in-use applications corroborate the higher value properties of ProBind. We have also received strong indications of interest in contractual supply arrangements for our fuel oil and our asphalt flux from a number of large users.

RESEARCH AND DEVELOPMENT

         We have invested approximately $10 million in the development of our proprietary technology, which recently received broad protection under two U.S. patents covering 102 claims. After having completed the construction of our pilot plant, and conducted many test runs, we are currently in the process of designing our Wellsville plant. We are presently negotiating an Engineering, Procurement and Construction contract with Bechtel Corp. for the construction of the Wellsville plant and any subsequent plants. However, we cannot assure you that we will be able to consummate a construction contract with Bechtel Corp.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property protection strategy is twofold. The first element of the strategy is patent protection. We have filed for and hope to secure the broadest possible patent protection for the core elements of our technology in as many major world markets as possible where patents are recognized and enforced. We recently received from the United States Patent Office two patents covering 102 claims. These patents cover our de-fouling pretreatment and distillation processes until 2017.

         The second element of our intellectual property strategy is the protection of our trade secrets. Our patent applications were filed in 1997 and early 1998 before the major portion of our pilot testing program. Accordingly, essentially all of the process condition optimizations developed through pilot testing have not been disclosed under our patent filings. We presently intend to maintain this information as a closely protected trade secret, thereby providing a significant measure of intellectual property protection even in markets where patents are effectively unenforceable.

         We also have filed trademark applications in the United States and several other countries for ProTerra, ProLube, ProPower and ProBind, as well as Purifine(TM), Purafine(TM), Purefine(TM) and Profine(TM), all of which are pending.

ENVIRONMENTAL AND GOVERNMENT CONSENTS

         Our process is expected to be environmentally beneficial and is not expected to produce waste by-products or harmful levels of emissions. However, our business operations are subject to certain federal, state and local requirements which regulate health, safety, environment, zoning and land-use. In September 1992, the Environmental Protection Agency enacted regulations that govern the management of used oils. Although used oil directed for reprocessing is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous wastes, which may affect us. Operating and other permits are generally required for our facilities, including the planned plant in Wellsville. These permits, once issued, will be subject to revocation, modification and renewal. Many of the environmental laws and regulations applicable to us provide for substantial fines and criminal sanctions for violations. It is possible that future developments, such as stricter environmental laws, regulations or enforcement policies, could affect the handling, manufacture, use, emission or disposal of substances or pollutants at and in our plants. Moreover, some risk of environmental costs and liabilities is inherent in our particular operations and products, as it is with other companies engaged in similar businesses. There can be no assurance that material costs and liabilities will not be incurred. Due to increasingly stringent environmental regulations arising from current and future requirements of proposed laws, we may have significant capital requirements for environmental projects in the future.

COMPETITION

         Safety-Kleen is the largest domestic reprocessor of used lubricating oil into lubricating base oil, and therefore a prospective competitor. However, we believe that Safety-Kleen is not currently capable of producing GF-3 compliant lube base oils for the 10W-30 or 5W-30 viscosity grades. Using a non-proprietary thin or wiped film process at a large facility in East Chicago, Indiana, Safety-Kleen currently reprocesses 85 million gallons of used oil each year into GF-2 and generic quality lubricating base oil, fuel and asphalt byproducts. Evergreen Oil Inc. employs a similar technology at a much smaller 12 million gallon per year reprocessing facility in Northern California. Other competing technologies include the thermal deasphalting process of IFP/Viscolube, a joint technology venture of the Institut Francais du Petrole and Viscolube/Italiana S.p.A., Universal Oil Products' HyLube direct contact hydrogenation, Kinetic Technology Incorporated's process, and Interline Resources Corporation's propane extraction system.

         Utilizing its proprietary "Trailblazer" process, Texaco Corporation's Marrero, Louisiana facility is currently reprocessing approximately 45 million gallons per year of used lubricating oil into various products including marine diesel fuel, but not lubricating base oil. Therefore, we do not consider Texaco to be a direct competitor.

         To date, we have not generated revenues from our core line of business. While ProTerra has been validated by independent and reputable testing laboratories, there can be no assurances that we will be successful in entering the oil reprocessing industry or generating revenue from ProTerra reprocessing operations. In addition, we cannot assure that we will be able to secure equity and/or debt financing as needed to continue operations. Finally, while we believe ProTerra offers a unique technology for reprocessing used lubricating oils, even if we complete our first plant and begin actual production, we will be in a business that is highly competitive.

EMPLOYEES

         As of December 15, 2000, we had a total of 96 employees, of which 58 were in operations, 2 were in sales and marketing, 17 were in research and development, and 19 were in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

                      ITEM 2. DESCRIPTION OF THE PROPERTIES

         The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, TX 75240. At this location, the Company leases approximately 7,128 square feet of space as a tenant. The term of this lease is through February 28, 2004 and the monthly rent is $14,850. Our executive and administrative staff is at this location. The Company has a laboratory at 1467 LeMay, Suite 112, Carrollton, TX. At this location, the Company leases approximately 4,700 square feet of space as a tenant. The term of this lease is through June 30, 2001 and the monthly rent is $2,938. In addition, the Company has office and warehouse space at 2760 Valley View Drive, Shreveport, LA 71108. At this location, the Company leases approximately 8,850 square feet of space as a tenant. The term of this lease is through December 31, 2010 and the monthly rent is $8,100. Further, we lease storage tanks in various states which are used in connection with our used oil collection operations.

         In June 1999, we secured from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, a twelve-month option agreement in the amount of $1,350,000 to purchase a 22-acre site for our first domestic facility. We paid $5,000 for the option agreement. Additionally, the site and other surrounding property will be improved by construction of an adjacent highway interchange primarily using Federal Funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2001. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the Seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price. Phase I and Phase II environmental studies have been or are being performed and the Wellsville site is currently being readied for development.

         As noted above, we are in negotiations with Bechtel, a global engineer/constructor firm, for a turnkey engineering, procurement and construction alliance and anticipate obtaining agreement with Bechtel for its engineering work at some point in the future. This EPC agreement will include contracts encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments. Because these negotiations are not yet complete, we cannot assure you that we will consummate this EPC agreement with Bechtel.

         We may operate this initial plant facility ourselves or under operations and maintenance contracts. If we determine to operate the Wellsville plant facility under an operations and maintenance contract, we envision that the operations and maintenance contractor would be responsible for the operation and maintenance for the entire facility, including battery limit plant operations, material transfers, and storage and maintenance (scheduled and unscheduled). We will secure the necessary feedstock, market the products, and oversee facility operations and finances.

         We are in preliminary negotiations with various debt and equity partners to provide the financing for Wellsville and have engaged Credit Suisse First Boston as our exclusive financial advisors. That financing will be used to fund capital costs, working capital, construction period interest, and financing expenses and fees. With regard to technical risk coverage for the senior project lender, we intend to match any SPI Policy which may be issued by the Hartford Steam Boiler Inspection & Insurance Company with cost and schedule guarantees from the selected EPC firm, which is presently expected to be Bechtel. Finally, we are in the process of securing the product off-take letters of intent and contracts necessary to provide the revenue streams to support projected debt service requirements. There can be no assurance, however, that any of these agreements will ultimately be consummated.

                            ITEM 3. LEGAL PROCEEDINGS

As of December 15, 2000, there were no legal proceedings initiated by or against the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a)   July 19, 2000 Special Meeting of Shareholders

         On July 19, 2000, the Company held a special meeting of shareholders at which the Company's 1999 Omnibus Stock and Incentive Plan, as amended and restated, was submitted to shareholders for approval. The results of the voting were as follows:

For                    Against            Abstain
----------             -------            -------
12,706,479             83,955              5,179


         The number of votes cast in favor of the adoption of the Company's 1999 Omnibus Stock and Incentive Plan, as amended and restated, constituted a majority of the 25,435,299 votes eligible to be cast. No other matters were voted upon at the special meeting of shareholders.

b) August 31, 2000 Special Meeting of Shareholders

         On August 31, 2000, the Company held a special meeting of shareholders. The following matters were submitted to a vote of the shareholders:

1. It was proposed that the Company's articles of incorporation be amended to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. The results of the voting on this matter were as follows:

For                   Against              Abstain
----------            -------              -------
19,032,425            334,542              33,428


2. It was proposed that the Company change in its state of incorporation from Colorado to Delaware. The results of the voting on this matter were as follows:

For                   Against              Abstain
----------            -------              -------
15,994,252            12,900                22,378


3. The Company sought approval to offer and sell up to ten million shares of the Company's common stock in private placements. The results of the voting on this matter were as follows:

For                   Against              Abstain
----------            -------              -------
15,817,736            178,271              33,523

         The number of votes cast in favor of each of the foregoing proposals constituted a majority of the 25,461,716 votes eligible to be cast on such matters. No other matters were voted upon at the special meeting of shareholders.

                                     PART II

       ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

         Through September 30, 2000, the volume of trading in the Company's common stock has been relatively small, and none of the shares of common stock issued to date have been registered under the Securities Act or any of the securities laws or regulations of any state or other jurisdiction.

The range of high and low bids for the Company's common stock for the last eight quarters are:

For the Quarter Ended:                     High                    Low
---------------------                     ------                 -------

September 30, 2000                        3.1875                  2.125
June 30, 2000                              3.875                    2.5
March 31, 2000 (from February 3, 2000)     5.250                  3.500

                  Bid                                   Ask
For the Quarter Ended:                     High         Low        High        Low
---------------------                     -------    --------    -------     -------

March 31 (through Feb. 2, 2000)            4.8125      2.1875          5     2.28125
December 31, 1999                          2.6875     1.71875     2.8125      1.8125
September 30, 1999                         1.6875     1.40625      1.875        1.50
June 30, 1999                                1.75        1.25     1.9375       1.375
March 31, 1999                               1.75       .5625          2       .6875
December 31, 1998                             .75         .25     1.3125         .75

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

         As of November 22, 2000, there were approximately 502 holders of record of our common stock.

         On July 21, 1999, the Board of Directors approved a series of Preferred Stock, which currently consists of up to 550,000 shares of Preferred Stock (such amount may from time to time be increased or decreased by the Board of Directors), designated as 10% Cumulative Convertible Preferred Stock, Series A (Series A Preferred Stock). The Series A Preferred Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to all classes and series of common stock and may rank senior to other classes of preferred stock. The Series A Preferred Stock has a liquidation preference of $10.00 per share plus accrued and unpaid dividends, that is prior to the liquidation preference of the common stock. The Series A Preferred Stock is entitled to receive semi-annual dividends at the rate of $1.00 per annum payable either in cash or shares of common stock valued at $1.50 per share, at the option of the Company. The holders of Series A Preferred Stock are not entitled to vote, except for certain limited matters and to the extent required by law. Each share of Series A Preferred Stock is convertible at any time into 5.33333 shares of common stock and shall be automatically converted, without further action on the part of the Company or the holder thereof, into 5.33333 fully paid and non-assessable shares of common stock on the date following any thirty-day trading period in which the average daily closing price exceeds $5.625 per share. The Company will not issue any fractional shares of common stock upon the conversion of the Series A Preferred Stock.

DIVIDEND POLICY

         Dividends on the Series A Preferred Stock are payable on May 1 and November 1 (or, if not a business day, on the next succeeding business day) of each year; provided, however, that at the final closing of the offering (March
2000), the Company paid an initial dividend payment on each share of Series A Preferred Stock from the date of original issuance of such shares. The Company declared and paid in the form of common stock the required dividends in March 2000 and May 2000. The Company presently expects to make dividend payments on the Series A Preferred Stock in cash in the future to the extent available.

         The Company has not declared or paid any cash or other dividends on the common stock to date for the last two (2) fiscal years and in any subsequent period for which financial information is required and has no intention of doing so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended September 30, 2000, we issued the securities listed below:

In July, the Company issued the following:

         o a warrant to purchase 240,000 shares of the Company's common stock at an exercise price of $1.875 per share and expiring on December 31, 2004, pursuant to a previously outstanding contractual obligation entered into with Ellie Pallandre in February 2000 for consulting services to be provided to the Company.

         o a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $3.12 per share and expiring on May 23, 2005, to Stonegate Securities, Inc. as consideration for financial advisory services to be provided to the Company. Upon issuance, 200,000 of the shares vested immediately, with the remainder to vest subject to certain conditions.

         o a warrant to purchase 10,000 shares of the Company's common stock at an exercise price of $3.00 per share and expiring on June 21, 2005, to Hill T. Martin and Bryant H. Patton as consideration for consulting services to be provided to the Company.

         o a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share and expiring on July 27, 2002, to Bechtel Corporation as consideration for assistance to us in our financing efforts and for other financial services.

         o 19,000 shares of the Company's common stock at $1.00 per share to non-officer employees, pursuant to previously outstanding obligations to compensate such employees for overtime services performed in the last two calendar quarters of the year ended 1999.

In August, the Company issued 21,500 shares of the Company's common stock to one warrant holder in connection with the exercise of an outstanding warrant at an exercise price of $0.55 per share.

In September, the Company issued the Vaneveer Family Trust 25,000 restricted shares of common stock shares at $2.653 as consideration for consulting services performed.

From July to September, the Company issued an aggregate of 169,515 shares of the Company's common stock that was previously subscribed for, but unissued. Additionally, the Company granted stock options to purchase 2,438,000 shares of the Company's common stock under its 1999 Omnibus Stock and Incentive Plan, as amended and restated, to certain employees.

         With respect to each of the foregoing transactions, we relied on
Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.



       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion includes forward-looking statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek', "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate; 2) mistakes in cost estimates and cost overruns; 3) the Company's inability to obtain financing for general operations including the financing of plants and the marketing of the Company's products; 4) non-acceptance of one or more products of the Company in the market place for whatever reason; 5) the Company's inability to support any product to meet market demand; 6) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 7) development of a similar competing technology; 8) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; 9) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 10) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.) or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

GENERAL

         Probex is an energy technology company that has developed, patented, and has begun commercialization of, a proprietary reprocessing technology (ProTerra(TM)). The primary application of ProTerra is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. We have invested the majority of our resources since inception on research and development of ProTerra, and expect to begin construction of our first reprocessing facility at Wellsville, Ohio, in the first quarter of 2001. Operating start up is targeted for the second quarter of 2002. Subsequent plants are anticipated for sites along the Gulf Coast, in the Northeast, Southeast, Southern California and in Europe.

         Our patented technology has been validated through extensive pilot testing, and results have also been validated by a number of reputable independent testing laboratories as well as by leading technical experts in the refining and base oil processing industries. We have attracted and retained strong, experienced persons in management functions with a depth of expertise in commercializing new technologies, managing early stage companies, and in the used oil and base oil industries.

         Our objective is to meet the market need for new outlets for a material portion of the estimated 5.3 billion gallons of available used oil worldwide, as well as to supply premium base oils that will comply with the new motor oil standards scheduled to be implemented in the United States in model year 2002 automobiles, and thereafter around the world.

         We have formed critical strategic alliances with The Hartford Steam Boiler Inspection & Insurance Company (HSB), the Bechtel Group (Bechtel) and Environmental Resources Management (ERM). HSB has committed to provide System Performance Insurance that guarantees performance of our Wellsville plant for the senior lender. Bechtel is proceeding with design and engineering for the Wellsville plant and will provide turnkey construction services for Wellsville and future plants. ERM is providing permitting and environmental management services for the Company. All three are direct or indirect investors in Probex.

          In conjunction with the commercialization of the ProTerra technology, we have formed a wholly owned subsidiary, Probex Fluid Recovery, Inc. (PFR). PFR's goal is to establish a strong and profitable market position in used motor oil collection to help ensure a quality feedstock supply for Probex reprocessing facilities. PFR intends to increase its market position through targeted market expansion, acquisition, and possibly supply contracts, if needed. Until Probex reprocessing plants come on line, the used oil collected by PFR will continue to be sold into the fuel markets, providing positive cash flow to Probex and helping to offset overhead expenses incurred in commercialization of the ProTerra process.

          Probex acquired three used oil collection companies in 2000. Intercoastal Trading Company (ITC) and Petroleum Products Inc. (PPI) were acquired in May, with Specialty Environmental Services (SES) acquired in September. As a result, the total annual used oil collections for PPI, ITC, and SES are approximately 35 million gallons, or approximately 61% of the feedstock requirement for our initial Wellsville facility. We hold an option to purchase the Wellsville plant site and related storage and transportation facilities. The 22-acre site, about 40 miles west of Pittsburgh, Pennsylvania, is optimally located on the Ohio River and includes a barge dock, 1.4 million gallons of tankage, a rail spur and truck and rail loading and unloading racks.

          The commercialization of our technology, including the targeted market expansion, acquisition of additional used oil gathering companies, and the construction and operation of our initial plant facility, will require significant additional capital investment by the Company. At this time, there can be no assurance that we will be successful in raising this additional capital upon terms acceptable to us. See the discussion below under the section "Liquidity and Capital Resources."

         In August and September, we were granted two patents from the U.S. Patent Office for our proprietary used motor oil reprocessing and upgrading technology. Together, the patents provide broad coverage for 102 claims of the ProTerra process, including pivotal elements, which de-chlorinate and de-foul the oil. The patents give us the right to exclude others from using this technology in the United States through September 2017. In addition to these issued patents, ProTerra is protected by pending patents in major countries.

RESULTS OF OPERATIONS - FISCAL 2000 VERSUS FISCAL 1999

The following is a discussion of the results of the operations for the year ended September 30, 2000 compared with the year ended September 30, 1999, and changes in the financial condition during the year ended September 30, 2000.

Operating Revenue. Total operating revenue for fiscal year 2000 was $2,684,869 as compared to none for fiscal year 1999. The lack of operating revenue in fiscal 1999 reflects the developmental stage of the business. As previously discussed, the May 1, 2000 purchase of PPI/ITC directly contributed to used oil collections related operating revenue recognized in fiscal year 2000.

Cost of Sales. Total cost of sales for fiscal year 2000 was $1,306,386 as compared to none for fiscal year 1999. The lack of cost of sales in fiscal year 1999 reflects the developmental stage of the business. As previously discussed, the May 1, 2000 purchase of PPI/ITC directly contributed to used oil collections related operating expense recognized in fiscal year 2000.

Operating Expense. Total operating expense for fiscal year 2000 was $544,752 as compared to none for fiscal year 1999. The lack of operating expense in fiscal year 1999 reflects the developmental stage of the business. As previously discussed, the May 1, 2000 purchase of PPI/ITC directly contributed to used oil collections related operating expense recognized in fiscal year 2000.

Research and Development. Total research and development expense for fiscal year 2000 was $1,995,604 as compared to $1,076,069 for fiscal year 1999. The increase in research and development expense is attributable to additional resources, including employees, consultants, and testing, required to advance the commercialization of the Company's proprietary reprocessing technology.

Selling, General and Administration. Total selling, general and administration expense for fiscal year 2000 was $4,691,797 as compared to $1,079,016 for fiscal year 1999. The increase in selling, general and administration expense is attributable to additional resources, including employees, consultants, legal counsel, and other infrastructure changes, required to advance the commercialization of the Company's proprietary reprocessing technology.

Depreciation and Amortization. Total depreciation and amortization expense for fiscal year 2000 was $399,038 as compared to $163,139 for fiscal year 1999. The primary increase in depreciation and amortization expense is attributable to fixed assets and goodwill related to the May 1, 2000 purchase of PPI/ITC. In addition, depreciation was adjusted favorably $230,131 for fiscal year 1999 due to a new company accounting policy of expensing fixed asset purchases less than $1,000 each.

Interest - net. In fiscal year 2000, the Company incurred net interest expense of $28,290 compared with net interest expense of $107,820 for fiscal year 1999. This decrease in net interest expense is due to more offsetting interest income in fiscal year 2000. This additional interest income resulted from proceeds of a preferred stock offering being held in an interest bearing escrow account until the closing of that offering.

Income Taxes. There was no income tax liability in fiscal year end 2000 and 1999 due to a net loss in each period.

RESULTS OF OPERATIONS - FISCAL 1999 VERSUS FISCAL 1998

During fiscal years 1999 and 1998, the Company was still developing its reprocessing technology. As a result, it had no revenues, no cost of sales, no operating expenses, and no operating profit. Overhead related expense was primarily for salary and research and development costs for both of these years. Consequently, management does not believe that any comparative data for these years would be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended September 30, 2000, we raised $3,026,185 from the issuance of preferred stock (net of offering costs), $1,299,855 from the issuance of common stock (net of offering costs), and $8,714,037 of proceeds from debt. These funds were used to finance ongoing operations, acquisitions, and working capital.

         The Company is highly leveraged. At September 30, 2000, our ratio of total indebtedness to equity was 2.73. Our ability to repay our indebtedness and related interest charges is dependent upon our ability to obtain additional capital.

         In October, United Infrastructure Company, LLC (UIC) an affiliate of Bechtel Group, Inc., made a direct equity investment in Probex totaling $1 million in support of the development and commercialization of the Wellsville facility. UIC also agreed, subject to certain mutually agreed conditions, to make additional direct equity investments totaling $4 million toward the financing of Wellsville. Probex is negotiating an agreement to form a strategic worldwide alliance with Bechtel for engineering, procurement and construction
(EPC) services for Wellsville and future plants. If the EPC agreement is entered into, UIC will have the option to make future investments in Probex of up to $7.5 million for each subsequent plant, or a higher amount as mutually agreed, from time to time, for as long as an EPC agreement between Probex and Bechtel exists.
         In November, we successfully completed a private placement of $12.5 million in principal amount, before offering costs of $858,066, of 7% senior secured convertible notes due November 2004. These notes were issued by our wholly owned subsidiary, Probex Fluids Recovery, Inc. (PFR), secured by the assets of PFR, guaranteed by Probex and are convertible into shares of Probex common stock. The conversion price of these notes into common stock is $1.40. The proceeds from the sale of the notes were used to repay indebtedness incurred in connection with the acquisition of SES, and will be used to finance ongoing operations, and working capital.

         In December, we engaged Credit Suisse First Boston Corporation (CSFB), a leading global investment banking firm, as our exclusive financial advisor to assist us in structuring and arranging financing for the construction of Wellsville and additional lubricating oil plants worldwide.

         In order to continue with our business plan of commercializing our ProTerra technology, we will require significant additional capital in the form of a combination of debt and equity in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio, The remaining amount will be used for targeted market expansion, acquisitions of additional used oil gatherers and working capital related purposes. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR, which we believe will generate an estimated $5,000,000 in annual cash flow to supplement our working capital requirements. However, there can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional funding, if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

TOTAL DEBT
-----------
SHORT TERM              7,514,037
LONG TERM               1,200,000
                      ------------
                         8,714,037

                          ITEM 7. FINANCIAL STATEMENTS

Filed herewith are the following audited financial statements of the Company:

                                                                             PAGE NO.
                                                                             --------

Report of Ernst & Young LLP, Independent Auditors  ...............................18

Report of M. C. Hunter & Associates, Independent Accountants .....................19

Consolidated Balance Sheet as of September 30, 2000 ..............................20

Consolidated Statements of Operations for the years ended
September 30, 2000 and 1999.......................................................21

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2000 and 1999.......................................................22

Consolidated Statements of Cash Flows for the years ended
September 30, 2000 and 1999.......................................................23

Notes to Consolidated Financial Statements........................................24

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Probex Corp.

         We have audited the accompanying consolidated balance sheet of Probex Corp. as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Probex Corp. at September 30, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Ernst & Young LLP


Dallas, Texas
November 2, 2000
except for Note 11,
as to which date is November 30, 2000

          REPORT OF M. C. HUNTER & ASSOCIATES, INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Probex Corp.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Probex Corp. for the year ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Probex Corp. for the year ended September 30, 1999 in conformity with generally accepted accounting principles.


M. C Hunter & Associates



December 10, 1999

                                  PROBEX CORP.
                           CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30,
                                                                         2000
                                                                    ---------------
ASSETS

Cash and cash equivalents                                           $       434,812
Accounts receivable - net of allowance of $134,224                        1,737,173
Inventories                                                                  98,161
Prepaid and other                                                           115,848
                                                                    ---------------
TOTAL CURRENT ASSETS                                                      2,385,994

Property, plant and equipment - net                                       6,382,595
Goodwill - net                                                            6,925,837
Patents - net                                                               148,106
Other assets                                                                417,683
                                                                    ---------------
TOTAL ASSETS                                                        $    16,260,215
                                                                    ===============

LIABILITIES
Accounts payable                                                    $     1,158,936
Accrued liabilities                                                       1,959,954
Current maturities of capital lease obligations                              25,732
Short-term debt                                                           7,214,037
Current maturities of long-term debt                                        300,000
                                                                    ---------------
TOTAL CURRENT LIABILITIES                                                10,658,659

Capital lease obligations, long-term                                         43,491
Long-term debt                                                            1,200,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 authorized:
10% Cumulative Convertible Preferred Stock, Series A,
authorized 550,000 shares:
issued - 535,000 at September  30, 2000                                   4,634,412

Common Stock, $0.001 par value, authorized 100,000,000 shares:
Issued - 25,531,137 at September 30, 2000                                12,705,748
Additional Paid In Capital                                                2,889,731
Deferred stock compensation expense                                      (1,233,153)

Accumulated Deficit                                                     (14,638,046)

Less:  Treasury Stock - common:  62,690 shares at Sep. 30, 2000
at cost                                                                        (627)
                                                                    ---------------

TOTAL STOCKHOLDERS' EQUITY                                                4,358,065
                                                                    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    16,260,215
                                                                    ===============


   The accompanying notes are an integral part of these financial statements.

                                  PROBEX CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                             YEAR ENDED SEPTEMBER 30,
                                             2000                1999
                                        --------------      --------------

REVENUES                                $    2,684,869      $           --
COST OF SALES                                1,306,386                  --
                                        --------------      --------------
GROSS PROFIT                                 1,378,483                  --

EXPENSES:
Operating                                      544,752                  --
Research and development                     1,995,604           1,076,069
Selling, general and administrative          4,691,797           1,079,016
Depreciation and amortization                  399,038             163,139
                                        --------------      --------------
TOTAL EXPENSES                               7,631,191           2,318,224
                                        --------------      --------------

OPERATING LOSS                              (6,252,708)         (2,318,224)

Interest - net                                 (28,290)           (107,820)
Other - net                                     15,508              11,017
                                        --------------      --------------

NET LOSS                                $   (6,265,490)     $   (2,415,027)
                                        ==============      ==============

NET LOSS PER SHARE                      $        (0.29)     $        (0.15)
                                        ==============      ==============


   The accompanying notes are an integral part of these financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                          Common Stock
                                                                         --------------------------------------------
                                                                           Shares           Shares
                                                                           Issued        Subscribed          Amount
                                                                         -----------     -----------      -----------

BALANCE AT SEPTEMBER 30, 1998                                             14,930,413              --      $ 5,548,004
     Issued from private stock sales                                       3,574,016                        1,567,457
     Amortization of Deferred Stock Expense                                       --
     Issued for employee services                                            397,600                          198,800
     Issued for consulting services                                           30,000                           15,000
     Issued from exercise of warrants                                                      2,011,388        1,316,600
     Issued from private stock sale
     Preferred Stock dividend accrual
       Net loss                                                          -----------     -----------      -----------

BALANCE AT SEPTEMBER 30, 1999                                             18,932,029       2,011,388      $ 8,645,861


     Issued for stock that was subscribed                                  2,011,388      (2,011,388)
     Issued from exercise of warrants                                        363,631                          690,360
     Issued for consulting services                                          115,800                          146,635

     Issued for conversion of debt                                         2,796,114                          750,000
     Issued from private stock sale and issuance
           for subscribed stock
     Subscribed in private stock sale                                        240,750                          609,495
     Receipt of stock from Dissolution of Probex Technologies
     Preferred Stock dividend accrual

     Preferred Stock dividend paid out in Common Stock                       183,925                          275,897
     Issued for purchase of PPI/ITC                                          800,000                        1,500,000
     Issued for employee stock awards                                         87,500                           87,500
     Amortization of Deferred Stock Expense
     Additional paid in capital to warrants granted to non employees

     Additional paid in capital related to employee stock options
     Amortization related to employee stock options
       Net loss
                                                                         -----------     -----------      -----------
BALANCE AT SEPTEMBER 30, 2000                                             25,531,137              --      $12,705,748
                                                                         ===========     ===========      ===========


                                                                                        Preferred Stock
                                                                         --------------------------------------------
                                                                           Shares           Shares
                                                                           Issued        Subscribed          Amount
                                                                         -----------     -----------      -----------


                                                                                  --              --      $        --
BALANCE AT SEPTEMBER 30, 1998
     Issued from private stock sales
     Amortization of Deferred Stock Expense
     Issued for employee services
     Issued for consulting services
     Issued from exercise of warrants
     Issued from private stock sale                                                          190,000        1,608,227
     Preferred Stock dividend accrual
       Net loss                                                          -----------     -----------      -----------

BALANCE AT SEPTEMBER 30, 1999                                                     --         190,000      $ 1,608,227


     Issued for stock that was subscribed
     Issued from exercise of warrants
     Issued for consulting services

     Issued for conversion of debt
     Issued from private stock sale and issuance                             535,000        (190,000)       3,026,185
           for subscribed stock
     Subscribed in private stock sale
     Receipt of stock from Dissolution of Probex Technologies
     Preferred Stock dividend accrual

     Preferred Stock dividend paid out in Common Stock
     Issued for purchase of PPI/ITC
     Issued for employee stock awards
     Amortization of Deferred Stock Expense
     Additional paid in capital to warrants granted to non employees

     Additional paid in capital related to employee stock options
     Amortization related to employee stock options
       Net loss
                                                                         -----------     -----------      -----------
BALANCE AT SEPTEMBER 30, 2000                                                535,000              --      $ 4,634,412
                                                                         ===========     ===========      ===========





                                                                          Additional       Deferred
                                                                                             Stock
                                                                            Paid In      Compensation      Accumulated
                                                                            Capital         Expense          Deficit
                                                                         -----------     -----------      -------------

BALANCE AT SEPTEMBER 30, 1998                                            $        --     $   (23,958)     $ (5,457,371)
     Issued from private stock sales
     Amortization of Deferred Stock Expense                                                   18,749
     Issued for employee services
     Issued for consulting services
     Issued from exercise of warrants
     Issued from private stock sale
     Preferred Stock dividend accrual                                                                          (17,124)
       Net loss                                                                                             (2,415,027)
                                                                         $        --     $    (5,209)     $ (7,889,522)
BALANCE AT SEPTEMBER 30, 1999


     Issued for stock that was subscribed
     Issued from exercise of warrants
     Issued for consulting services

     Issued for conversion of debt
     Issued from private stock sale and issuance
           for subscribed stock
     Subscribed in private stock sale
     Receipt of stock from Dissolution of Probex Technologies
     Preferred Stock dividend accrual                                                                         (483,034)

     Preferred Stock dividend paid out in Common Stock
     Issued for purchase of PPI/ITC
     Issued for employee stock awards
     Amortization of Deferred Stock Expense                                                    4,168
     Additional paid in capital to warrants granted to non employees       1,022,596

     Additional paid in capital related to employee stock options          1,867,135     (1,867,135)
     Amortization related to employee stock options                                          635,023
   Net loss                                                                                                 (6,265,490)
                                                                         -----------     -----------      ------------
BALANCE AT SEPTEMBER 30, 2000                                            $ 2,889,731     $(1,233,153)     $(14,638,046)
                                                                         ===========     ===========      ============

                                                                               Treasury Stock                Total
                                                                         ---------------------------     Stockholders'
                                                                            Shares         Amount            Equity
                                                                         -----------     -----------     -------------

BALANCE AT SEPTEMBER 30, 1998                                                     --              --     $      66,674
     Issued from private stock sales                                                                         1,567,457
     Amortization of Deferred Stock Expense                                                                     18,749
     Issued for employee services                                                                              198,800
     Issued for consulting services                                                                             15,000
     Issued from exercise of warrants                                                                        1,316,600
     Issued from private stock sale                                                                          1,608,227
     Preferred Stock dividend accrual                                                                          (17,124)
       Net loss                                                                                             (2,415,027)
                                                                         -----------     -----------     -------------
BALANCE AT SEPTEMBER 30, 1999                                                     --              --     $   2,359,357


     Issued for stock that was subscribed                                                                           --
     Issued from exercise of warrants                                                                          690,360
     Issued for consulting services                                                                            146,635

     Issued for conversion of debt                                                                             750,000
     Issued from private stock sale and issuance
           for subscribed stock                                                                              3,026,185
     Subscribed in private stock sale                                                                          609,495
     Receipt of stock from Dissolution of Probex Technologies               (62,690)            (627)             (627)
     Preferred Stock dividend accrual                                                                         (483,034)

     Preferred Stock dividend paid out in Common Stock                                                         275,897
     Issued for purchase of PPI/ITC                                                                          1,500,000
     Issued for employee stock awards                                                                           87,500
     Amortization of Deferred Stock Expense                                                                      4,168
     Additional paid in capital to warrants granted to non employees                                         1,022,596

     Additional paid in capital related to employee stock options                                                   --
     Amortization related to employee stock options                                                            635,023
       Net loss                                                                                             (6,265,490)
                                                                         -----------     -----------     -------------
BALANCE AT SEPTEMBER 30, 2000                                                (62,690)    $      (627)    $   4,358,065
                                                                         ===========     ===========     =============

   The accompanying notes are an integral part of these financial statements

                                  PROBEX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Year Ended September 30,
                                                                                                 2000                 1999
                                                                                            --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                        (6,265,490)         (2,415,027)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                                  399,038             163,139
     Stock option compensation                                                                     635,023                  --
     Gain on disposition of asset                                                                   (4,585)                 --
     Stock issued for consulting services                                                          146,635              65,000
     Stock issued for employee compensation                                                         87,500             167,550
    Changes in operating assets and liabilities, net of effect of business combinations
         Increase in Accounts receivable                                                          (337,580)              6,654
         Increase in Inventories                                                                   (24,883)                 --
         Increase in Prepaid and other                                                            (102,161)            (12,886)
         Increase in Accounts payable                                                              821,172             106,573
         Increase in Accrued liabilities                                                         1,706,074               1,349
         Increase in Other long term liabilities                                                 7,501,054             300,585
                                                                                            --------------        ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              4,561,797           1,617,063
                                                                                            --------------        ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Business acquisitions                                                                           (8,984,090)                 --
Purchases of Property, plant and equipment                                                      (3,362,316)           (519,675)
Proceeds from sale of Property, plant and equipment                                                 35,326                  --
                                                                                            --------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                                                          (12,311,080)           (519,675)
                                                                                            --------------        ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Borrowings under Long-term debt                                                                  1,200,000             480,063
Issuance of Preferred stock                                                                      3,026,185           1,418,085
Issuance of Common stock                                                                         1,299,855           2,884,055
                                                                                            --------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        5,526,040           4,782,203
                                                                                            --------------        ------------
NET INCREASE (DECREASE) IN CASH                                                                 (2,223,243)          2,645,465
CASH AT BEGINNING OF YEAR                                                                        2,658,055              12,590
                                                                                            --------------        ------------
CASH AT END OF YEAR                                                                                434,812           2,658,055
                                                                                            ==============        ============


    The accompanying notes are an integral part of these financial statements

                          PROBEX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Probex Corp. is engaged in the development of propriety, patented technology whose primary application is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. On May 1, 2000, we acquired Petroleum Products, Inc. and Intercoastal Trading Company, Inc. ("PPI", "ITC, and collectively, "PPI/ITC"), and, as a result, began recognizing revenue related to the used oil collection business, which allowed us to emerge from the developmental stage. On the close of business on September 29, 2000, we acquired substantially all of the assets of Specialty Environmental Services ("SES"), a division of Pennzoil-Quaker State. While our primary business will be the reprocessing and upgrading of used lubricating oils, we currently operate in a single industry segment, the collection and sales of used oil, in the United States.

The Company is highly leveraged. At September 30, 2000, our ratio of total indebtedness to equity was 2.73. Our ability to repay our indebtedness and related interest charges is dependent upon our ability to obtain additional capital.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Probex Corp. and its wholly owned subsidiaries: Probex Fluids Recovery, Inc., Quadrex Corporation, and Apollo Oil Company. Significant intercompany transactions and balances have been eliminated in consolidation.

ACCOUNTING ESTIMATES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed on a weighted average basis. There is a risk that we will forecast demand for our products and market conditions incorrectly and accumulate excess inventories. Therefore, there can be no assurance that we will not accumulate excess inventory and incur inventory charges at the lower of cost or market in the future.

                          PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000

PLANT, PROPERTY, AND EQUIPMENT

Fixed assets greater than $1,000 are recorded at cost and depreciated over their estimated useful lives, which range from three to ten years, using the straight-line method. Deferred plant design costs represent costs related to pre-construction design of our reprocessing facilities. Amortization of these costs will begin when the first plant is placed in service. Equipment leased under capital leases is amortized over the life of the respective lease.

GOODWILL

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis of 15 years. Accumulated amortization of goodwill was $106,859 and $0 for 2000 and 1999, respectively.

PATENTS

Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $4,354 and $0 for 2000 and 1999, respectively.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

We account for impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS, No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. At each year-end, we review our long-lived assets (including goodwill) for impairment based on estimated future nondiscounted cash flows attributable to the assets. In the event such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. We have not recorded any impairment charges to date.

REVENUE RECOGNITION

Revenue is recognized when title passes to the customer, typically upon delivery.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to expense when incurred.

ENVIRONMENTAL MATTERS

Our operations are subject to extensive and evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce waste by-products or harmful levels of emissions. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

                          PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000

While we have recently commenced operations of PFR, we will account for future environmental expenditures by expensing or capitalizing them depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

INCOME TAXES

The provision for income taxes is based on pretax income as reported for financial statement purposes. Deferred income taxes are provided in accordance with the liability method of accounting for income taxes to recognize the tax effects of temporary differences between financial statement and income tax accounting. Valuation allowances are established when necessary to reduce tax assets to the amount expected to be realized.

A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before we are able to realize their benefit, or that future deductibility is uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.

STOCK COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant and certain other plan conditions are met, no compensation expense is recognized. See Note 5 regarding the pro forma net loss per common share information as required by the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, (SFAS No. 123).

We account for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, we measure the cost of such awards based on the fair market value of the options using the Black-Scholes method option-pricing model.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of these Consolidated Financial Statements, we had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

                          PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000


LOSS PER COMMON SHARE

Basic earnings per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted earnings per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods.

The effect of stock options and warrants that aggregated 9,200,604 and 5,853,552 shares as of September 30, 2000 and 1999, respectively, would be anti-dilutive due to our losses in 2000 and 1999 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.


NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of October 1, 2000 is not expected to have a material impact on the financial position or results of operations of the Company because we have no derivatives or hedges.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

2.       ACQUISITIONS

Petroleum Products, Inc. and Intercoastal Trading Company, Inc.

Effective May 1, 2000, we purchased substantially all of the assets of Petroleum Products, Inc. (PPI) and Intercoastal Trading Company, Inc. (ITC) for $4.6 million consisting of cash of $1.6 million, a promissory note of $1.5 million and the issuance of 800,000 shares of our common stock valued at $1.875 per share. PPI operates as a used oil recycling company primarily in Ohio. ITC purchases used oil from PPI and other used oil collectors and sells the used oil primarily in the Gulf Coast market.

We accounted for the acquisition using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based upon the fair value of those assets and liabilities as of the acquisition date. Accordingly, the excess of the aggregate purchase price over fair value of the net assets acquired of $3.7 million was recorded as goodwill and is being amortized on a straight-line basis over 15 years.

                          PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000

The purchase price was allocated as follows:

Fair value of tangible assets acquired                      $    1,009,153
Goodwill and other intangible assets                             3,712,071
Fair value of liabilities assumed                                 (121,224)
                                                            --------------
Net purchase price                                               4,600,000
PPI/ITC acquisition-related costs and expenses                     181,418
                                                            --------------
Total purchase price                                        $    4,781,418
                                                            ==============


Specialty Environmental Services

On the close of business on September 29, 2000, we acquired substantially all of the assets and selected liabilities of Specialty Environmental Services ("SES"), a division of Pennzoil-Quaker State, for $5.55 million consisting of a promissory note to the seller. SES is engaged in the used oil collection business. We accounted for the acquisition using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based upon the fair value of those assets and liabilities as of the acquisition date. Accordingly, the excess of the aggregate purchase price over fair value of the net assets acquired of $3.0 million was recorded as goodwill and is being amortized on a straight-line basis over 15 years.

The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. These refinements are not expected to be material. The operating results of these acquired businesses have been included in the Consolidated Statements of Operations from the dates of acquisition.

The purchase price was allocated as follows:

Fair value of tangible assets acquired                      $    2,613,465
Goodwill and other intangible assets                             2,986,535
Fair value of liabilities assumed                                  (50,000)
                                                            --------------
Net purchase price                                               5,550,000
Pennzoil-Quaker State acquisition-related costs and
  expenses                                                         152,672
                                                            --------------
Total purchase price                                        $    5,702,672
                                                            ==============

                          PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000

Pro Forma Results of Operations

The following table reflects the pro forma results of operation as though the acquisitions of PPI/ITC and SES, the related borrowings, and the common stock issuance had been consummated on October 1, 1998.


                                  Year Ended September 30
                                  2000              1999
                              ------------      ------------

Revenues                      $ 15,674,000      $ 11,395,000

Net loss                      $ (4,252,000)     $ (2,024,000)


3. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at September 30, 2000 consisted of the following.

Land and land improvements               $   135,000
Buildings and leasehold improvements         257,270
Machinery and equipment                    3,054,167
Deferred plant design costs                3,547,259
                                         -----------
                                           6,993,696
Accumulated depreciation                    (611,101)
                                         -----------
                                         $ 6,382,595

At September 30, 2000, property, plant and equipment included approximately $3.5 million of costs related to the pre-construction design of the Company's first reprocessing facility. The facility is anticipated to be built in Wellsville, Ohio, and is expected to be placed into service during the second quarter of 2002. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the timing of the completion of the facility is dependent upon purchasing the land and the Company's operations, cash flows, alternative uses of capital and alternative sources of financing among other market conditions.

Depreciation expense was $287,825 and $163,139 for 2000 and 1999, respectively.

                         PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000

4. SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

The Company's short-term debt at September 30, 2000 consisted of the following:

Current portion of long term debt                      $      300,000
10% convertible note                                        1,500,000
13% acquisition note                                        5,550,000
 8% acquisition note                                          100,000
Line of credit                                                 64,037
                                                       --------------
                                                       $    7,514,037
                                                       ==============


On August 30, 2000, we issued a convertible promissory note in the aggregate principal amount of $1.5 million at 10% per annum to the General Conference Corporation of Seventh-day Adventists (the "Seventh-day Adventists Note") for working capital purposes.

On September 29, 2000, in conjunction with the acquisition of substantially all the assets of SES, we issued a short-term note to the seller. The Company agreed to pay the seller the principal sum of $5,550,000, together with interest at a rate equal to 13% for the first 30 days, and an interest rate equal to 18% thereafter. Terms of the noted required a payment of $1,000,000 on or prior to October 13, 2000 together with accrued interest and an additional $1,000,000 payment to be made at the earlier of (i) the Engineering, Procurement and Construction Contract with Bechtel or (ii) November 3, 2000 (See Note 11).

At September 30, 2000, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $64,037 was outstanding at year-end. The interest rate at the close of business September 30, 2000 was 11%.

We incurred $160,159 and $107,820 of interest expense in 2000 and 1999, respectively, and paid $188,625 and $2,486 of interest in 2000 and 1999, respectively.

The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2000 is 12%.

LONG-TERM DEBT

Our long-term debt at September 30, 2000 consisted of the following:

8% Acquisition note                                    $  1,500,000
Less current portion                                       (300,000)
                                                       ------------
                                                       $  1,200,000

                          PROBEX CORP. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000

On May 1, 2000, in conjunction with the acquisition of PPI and ITC, the Company issued a promissory note to the seller. We have agreed to pay the seller the principal sum of $1,500,000 together with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note is due and payable in annual installments of $300,000, plus interest amortized, from 2001 to 2005.


5. STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

The Company is authorized to issue up to 100,000,000 shares of common stock, $0.001 par value per share, of which 25,531,137 shares were issued and outstanding at September 30, 2000.

On February 1, 2000, we filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. On February 3, 2000, our common stock began trading on the American Stock Exchange under the symbol "PRB".

We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 550,000 shares are designated as 10% Cumulative Convertible Preferred Stock, Series A. As of September 30, 2000, 535,000 shares of Series A Preferred Stock were issued and outstanding.

ISSUANCES PREFERRED STOCK

10% Cumulative Convertible Preferred Stock, Series A:

In July 1999, we initiated a private placement offering to new investors of Series A Preferred Stock at $10.00 per share. Each share of Series A Preferred Stock is convertible at the option of the holder into 5.33333 shares of common stock of the Company or a $1.875 conversion price per Common Share. The holders of Series A Preferred Stock are not entitled to vote, except for certain limited matters and to the extent required by law. Each share of Series A Preferred Stock is entitled to receive semi-annual dividends at the rate of $1.00 per annum payable either in cash or in common stock at $1.50 per share, at the option of the Company.

The offering was completed in December 1999 with a total of $5,350,000 of gross proceeds.

As a result of the above Series A Preferred Stock private placement, the Company incurred $715,588 of expenses ($615,600 of placement fees and $99,988 of legal fees) and these have been recorded as offering costs and offset against the Series A Preferred Stock proceeds in the Consolidated Financial Statements.

During the year, we issued and/or committed to issue 183,925 shares of Common Stock at $1.50 per share to Preferred Stock owners in lieu of cash dividends for March and May 2000.

                          PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000


ISSUANCES OF COMMON STOCK

Private Placements:

In January 2000, we received a subscription for 240,750 shares of common stock at $2.70 per share resulting in $650,025 of cash proceeds. As result of this subscription, we paid $40,530 of placement fees, and these have been recorded as offering costs and offset against the common stock proceeds in the Consolidated Financial Statements. Under the terms of this offering, the placement agent received a warrant to purchase 36,113 shares that is exercisable for five years at $2.70 per share for each share of common stock sold.

In fiscal 1999, the Company issued 6,013,004 shares of Common Stock for $3,097,857.

Acquisitions:

The Company issued 800,000 shares of restricted common stock at $1.875 per share in connection with the acquisition of PPI/ITC. Upon completion of the acquisitions, 25% of such stock vested immediately, with the remainder vesting ratably over the next 3 years.

Conversion of Debt to Equity:

In June 2000, a third party converted a loan in the principal amount of $750,000 into 2,796,114 shares of Common Stock.

Issued to Non Employees for Services Rendered:

In 2000, we issued 115,800 shares of Common Stock to several consultants as compensation for services rendered.

Stock Issued to Employees:

During 2000, we issued 87,500 shares of Common Stock at $1.00 per share to six employees as compensation for services rendered.

We were committed to issue up to 125,000 shares of common stock to an employee, subject to a vesting period and meeting certain prescribed goals as determined by management. Only 27,475 of these shares were issued by September 30, 1999, and no additional shares will be issued pursuant to this agreement as the individual is no longer an employee.

In June 1998, we committed to issue 25,000 shares of common stock to an employee, subject to a three-year vesting period. As of June 30, 1998, all of the 25,000 shares were issued by the Transfer Agent and held by the Company, and are being distributed to the employee every six months in accordance with the vesting period.

                          PROBEX CORP. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000

Exercise of Options and Warrants:

In fiscal 2000, $699,360 of proceeds was received from the exercise of various warrants to purchase an aggregate 363,631 shares of common stock, with exercise prices ranging from $0.20 to $3.00 per share. As a result of one of these warrant exercises, the Company paid $9,000 of placement fees and these have been recorded as offering costs and offset against the common stock proceeds in the Consolidated Financial Statements.

Treasury Stock

On June 30, 1995, we purchased a 28% ownership in the assets and liabilities of Probex Technologies, L.P. (the "Limited Partnership"). From October to November 1999, the Limited Partnership sold 50,912 shares of our common stock at prices ranging from $0.95 to $1.70 per share resulting in $64,336 of gross proceeds. The proceeds were utilized to liquidate all of the outstanding liabilities of the Limited Partnership and the remainder was held in reserve for distribution to the Limited Partnership partners. Effective December 31, 1999, the Limited Partnership was liquidated and the remaining shares of common stock and remaining cash were distributed. Our share of this liquidation was 62,690 shares of common stock and $10,306 of cash. We recorded these shares of common stock as treasury stock at $0.01 per share.

WARRANTS

The following table summarizes activity related to warrants and contingent warrants:


                                       Warrants         Avg Price         Avg Life (years)
                                     ------------      ------------     -------------------

Balance at September 30, 1998           1,413,097      $       1.18                1.21
    Granted                             5,577,082               .80                1.09
    Exercised                          (1,420,800)              .75                0.00
    Expired                            (1,968,827)              .82                0.00
                                     ------------
Balance at September 30, 1999           3,600,552               .96                2.16
    Granted                             1,610,683              2.44                3.81
    Exercised                            (363,631)             1.92                2.05
    Expired                                    --              0.00                0.00
                                     ------------      ------------        ------------
Balance at September 30, 2000           4,847,604              1.38                2.72
                                     ============      ============        ============


Included in the above are warrants to purchase 985,000 Common Shares that are contingent upon the occurrence of future events, which have not yet occurred.

                          PROBEX CORP. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                               SEPTEMBER 30, 2000

OPTIONS

In July 1999, the Company adopted the 1999 Omnibus Stock and Incentive Plan (the "1999 Plan") in order to grant stock options to purchase an aggregate of 2,750,000 shares thereunder. The plan is administered by the compensation committee of the board of directors. In July 2000, the shareholders of the Company adopted the 1999 Omnibus Stock and Incentive Plan, as amended and restated (the "Amended 1999 Plan"), which replaced the 1999 Plan. The 1999 Plan was amended primarily to increase the number of shares available under such plan from 2,750,000 to 5,750,000. At September 30, 2000, options to purchase 5,338,000 shares of common stock were outstanding under the Amended 1999 Plan.

The following table summarizes activity related to options:


                                            Options
                                        --------------
Balance at September 30, 1998                       --
    Granted                                  2,698,000
    Exercised                                       --
    Canceled                                        --
                                        --------------
Balance at September 30, 1999                2,698,000
    Granted                                  2,690,000
    Exercised                                       --
    Canceled                                    50,000
                                        --------------
Balance at September 30, 2000                5,338,000
                                        ==============

The terms of options to purchase common stock of the Company are summarized below:

                                                       Weighted  Avg.               OPTION PRICE
                                       NUMBER          Contractual          WEIGHTED
RANGE OF EXERCISE PRICES               GRANTED             Life              AVERAGE             TOTAL
                                   --------------      -------------     --------------     --------------

Granted at Market Value

      At $0.50 per share                2,698,000                8.7     $         0.50     $    1,349,000

      At $2.50 to $2.94                   595,000                9.9     $         2.69          1,600,100

Granted below Market Value

          At $1.875                       880,000                9.8     $        1.875          1,650,000

          At $2.20 to $2.50             1,165,000                9.9     $         2.23          2,603,500
                                   --------------                        --------------     --------------
                                        5,338,000                        $         1.35     $    7,202,600
                                   ==============                        ==============     ==============

                          PROBEX CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000


At September 30, 2000, exercisable options are as follows:

                                                    Number
RANGE OF EXERCISE PRICES                          Exercisable
------------------------                          -----------

Granted at Market Value

      At $0.50 per share                                  --

      At $2.50 to $2.94                                   --

Granted below Market Value

          At $1.875                                  114,444

          At $2.20 to $2.50                          200,000
                                                    --------
                                                     314,444


COMPENSATION EXPENSE FOR OPTIONS GRANTED TO EMPLOYEES, OFFICERS AND DIRECTORS

Substantially all options issued to employees prior to fiscal year 2000 were issued with exercise prices equal to fair value. Fair value for all options issued is generally the trading price at the date of issuance. Had compensation cost for our stock options been determined consistent with SFAS 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                      YEAR ENDED SEPTEMBER 30,
                               -----------------------------------
                                     2000               1999
                               ---------------    ---------------

Net loss as reported           $    (6,265,734)   $    (2,415,027)
                               ===============    ===============
     Pro forma                 $    (5,933,508)   $    (2,445,036)
                               ===============    ===============
Loss per common share
(basic and diluted)
     As reported               $         (0.29)   $         (0.15)
                               ===============    ===============
     Pro forma                 $         (0.27)   $         (0.15)
                               ===============    ===============

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and we anticipate making awards in the future under our stock-based compensation plan.

                          PROBEX CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000

The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 2000: dividend yield of 0%, volatility of 33%, risk free interest rate estimated as 6% with an expected life of 10 years. The following assumptions were used for grants in 1999: dividend yield of 0%, volatility 0.1%, risk free interest rate estimated as 6% with an expected life of 10 years.

The fair value of each option grant given to both employees and non-employees is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of the option granted under this model when fair value equaled the exercise price and when the fair value was greater than the exercise price was $1.00 and $0.22 per option, respectively, for the years ended September 30, 2000 and 1999, respectively.

The model is based on historical stock prices and volatility, which, due to the low volume of transactions, may not be representative of future price variances.


6. INCOME TAXES

The components of deferred tax assets and liabilities at September 30, 2000 are as follows:

Deferred tax assets

    Issuance of options            $      234,958

    Issuance of warrants                  255,521

    Depreciation                           55,175

    Net operating loss                  4,359,992
                                   --------------
Total deferred tax assets               4,905,646

Valuation allowance                    (4,899,352)
                                   --------------
Net deferred tax asset                      6,294

Deferred tax liability                     (6,294)

                                   --------------
Net deferred tax asset             $           --
                                   ==============



In assessing the amount of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on management's evaluation of the realization, the valuation allowance has been increased by $2,236,583 during fiscal year 2000 as a result of incurring net operating losses. Net Operating loss carryforwards aggregate approximately $11,783,000 and expire in the years 2005 through 2015. The Internal Revenue Code provides limits on the ability to utilize net operating losses to offset future income if the Company has experienced an ownership change as defined in the Internal Revenue Code.

                          PROBEX CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000

Our income tax expense (benefit) for the year ended September 30, 2000 differed from the statutory federal tax rate as follows:


Statutory rate applied to loss before income taxes          $    2,130,267

   Meals and entertainment                                         (10,470)
   Warrant issuance costs                                          116,786
   Increase in valuation allowance                              (2,236,583)
                                                            --------------

         Income tax expense                                 $           --
                                                            ==============



7. LEASE COMMITMENTS

The Company has various lease agreements for offices, branches, trucks, lab equipment and personal property. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Rental expense charged to continuing operations under operating leases for the years ended September 30, 2000 and 1999 was $212,116 and $41,716, respectively.

Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by the Company as of September 30, 2000, were:


                                                     Minimal Lease Commitments
Fiscal                                               Capital       Operating
                                                   ----------    ------------
2001                                               $   33,335    $  1,601,297
2002                                                   28,903       1,231,071
2003                                                   15,624       1,120,225
2004                                                       --         708,990
2005                                                       --         605,277
After 2005                                                 --       1,202,100
                                                   ----------    ------------
Total minimum lease payments                           77,862    $  6,468,960
                                                                 ============
Less amounts representing interest                     (8,639)
                                                   ----------
Present value of net minimum
      capital lease payments                       $   69,223
                                                   ----------

                          PROBEX CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000

8. COMMITMENTS AND CONTINGENCIES

In June 1999, we secured from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, a twelve-month option agreement in the amount of $1,350,000 to purchase a 22-acre site for our first domestic facility. We paid $5,000 for the option agreement. Additionally, the site and other surrounding property will be improved by construction of an adjacent highway interchange primarily using Federal funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2001. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price.

9. BENEFIT PLANS

We adopted a voluntary 401(k) investment plan in May 2000 that covers all eligible employees. The Company, at its discretion, may match a percentage of employee contributions. No contributions were made in 2000.


10. CONCENTRATION OF CREDIT RISK

Probex financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, for which the carrying amounts approximate fair value. We invest available cash in money market securities of high credit quality financial institutions. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

Customers representing over 10% of revenue were as follows:

Customer:                                   2000             1999
                                            ----             ----

Ecogard, Inc aka First Recovery              --               10%
Gladieux Trading                             16%              14%
Rio Energy                                   --               12%
Fortis International                         48%              21%
Texaco                                       14%              --

Suppliers representing over 10% of purchases of used oil were as follows:

Supplier:                                   2000               1999
                                            ----               ----

Akron Waste Oil                              13%               17%
Central Ohio Oil                             --                17%
Tri-State Petroleum                          --                10%
Environmental Specialists                    12%               --
Everclear                                    12%               --

                          PROBEX CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                               SEPTEMBER 30, 2000

11. SUBSEQUENT EVENTS

On November 30, 2000, we closed a private placement of $12.5 million of 7% senior secured convertible notes. The notes pay interest semiannually, commencing on January 1, 2001, with the principal amount due on November 30, 2004. The notes were issued by our collection subsidiary, PFR, are secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. The conversion price of these notes into common stock is $1.40 per share. In accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we will record an additional interest expense of approximately $368,000 in the first quarter of fiscal year 2001.

On November 30, 2000, we paid off the SES acquisition note.

On November 30, 2000, the Seventh-day Adventists Note principal balance and accrued interest was converted into 1,099,107 shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE


At a meeting held on February 14, 2000, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending 2000 to replace the firm of M.C. Hunter & Associates ("M.C. Hunter") as its independent auditors, who were dismissed as auditors of the Company effective February 14, 2000.

The reports of M.C. Hunter on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 1999 and September 30, 1998, and in the subsequent interim period, there were no disagreements with M.C. Hunter on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of M.C. Hunter would have caused M.C. Hunter to make reference to the matter in their report.



                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         Information to be contained under the caption "Election of Directors" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement") is incorporated herein by reference in response to this Item 9.


                         ITEM 10. EXECUTIVE COMPENSATION

         Information to be contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information to be contained under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference in response to this
Item 11.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information to be contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        A)       EXHIBITS


Exhibit No.                                 Description
-----------                                 -----------

2.1 Agreement and Plan of Merger by and between Probex Corp., a Colorado corporation, and Probex Corp., a Delaware corporation, dated as of August 30, 2000.

3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on August 29, 2000.

3.2               Bylaws of the Registrant, as amended to date.

4.1               Form of Common Stock Certificate.

4.2               Form of 10% Cumulative Convertible Preferred Stock, Series A
                  Certificate.

4.3.1 Form of Class "F" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as exhibit 4.3.1 to the Registrant's Form 10-SB/A dated December 21, 1999 (the "Form 10-SB") and incorporated herein by reference)

4.3.2 Form of Class "H" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as Exhibit 4.3.2 to the Form 10-SB and incorporated herein by reference).

4.3.3 Form of Class "K" Warrants, at $0.20 per share, post-split, expiring April 26, 2001 (filed as Exhibit 4.3.3 to the Form 10-SB and incorporated herein by reference).

4.3.4 Form of Class "N" Warrants, at $1.00 per share, expiring from August 15, 2002 to June 8, 2003 (filed as Exhibit 4.3.4 to the Form 10-SB and incorporated herein by reference).

4.3.5 Form of Class "P" Warrants, at $0.20 per share, expiring September 2, 2003 (filed as Exhibit 4.3.6 to the Form 10-SB and incorporated herein by reference).

4.3.6 Form of Class "Q-a" Warrants, at $0.55 per share, expiring April 16, 2004 (filed as Exhibit 4.3.8 to the Form 10-SB and incorporated herein by reference).

4.3.7 Form of Class "R" Warrants, at $1.00 per share, expiring June 4, 2001 (filed as Exhibit 4.3.9 to the Form 10-SB and incorporated herein by reference).

4.3.8 From of Class "R-a" Warrants, at $0.55 per share, expiring June 4, 2004 (filed as Exhibit 4.3.10 to the Form 10-SB and incorporated herein by reference).

4.3.9 Form of Class "S" Warrants, at $0.50 to $1.00 per share, expiring from August 28, 2002 to October 28, 2004 (filed as
                  Exhibit 4.3.11 to the Form 10-SB and incorporated herein by reference).

4.3.10 Form of Class "T" Warrants, at $0.50 per share, expiring December 1, 2003 (filed as Exhibit 4.3.12 to the Form 10-SB/A and incorporated herein by reference).

4.3.11 From of Class "U" Warrants, at $0.50 per share, expiring January 31, 2004 (filed as Exhibit 4.3.13 to the Form 10-SB/A and incorporated herein by reference).

4.3.12 Form of Class "V" Warrants, at $1.875 per share, expiring December 15, 2004 (filed as Exhibit 4.3.14 to the Registrant's Form 10-QSB for the quarter ended December 31, 1999 (the "December 1999 10-QSB" ) and incorporated herein by reference).

4.3.13 Form of Class "W" Warrants, at $1.00 per share, expiring October 5, 2001 (filed as Exhibit 4.3.15 to the Registrant's Form 10-QSB for the quarter ended March 31, 2000 (the "March 2000 10-QSB") and incorporated herein by reference).

4.3.14.1 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at $3.00 per share, expiring on February 28, 2002 (filed as Exhibit 4.3.16 to the March 2000 10-QSB and incorporated herein by reference).

4.3.14.2 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at an exercise price of $3.00 per share and expiring on June 27, 2002.

4.3.15 Form of Class "Y" Warrants, at $2.70 per share, expiring December 15, 2004 (filed as Exhibit 4.3.17 to the March 2000 10-QSB and incorporated herein by reference).

4.3.16            Form of Class "Z" Warrants, at $3.00 per share, expiring June
                  21, 2005.

4.3.17            Form of Class "AA" Warrants, at $3.12 per share, expiring May
                  23, 2005.

4.3.18 Form of Class "AC" Warrants, at $1.9625 per share, expiring on November 2, 2005.

10.1 1999 Omnibus Stock and Incentive Plan, as amended and restated, of the Registrant.

10.2 Amended and Restated Investor Rights Agreement between HSB Engineering Finance Corporation, Inc., a Delaware corporation, and the Registrant, effective as of June 2, 2000.

10.3 Financial Advisory Fee Agreement between Silver Lake Industries, Inc., a Texas corporation, Brycap Investments, Inc., a Texas corporation, and the Registrant, dated as of March 29, 2000 (filed as Exhibit 10.9 to the Form 10-SB and incorporated herein by reference).

10.4 Financial Consulting Services Agreement between Travis Morgan Securities, Inc. and the Registrant, dated as of April 16, 1999 (filed as Exhibit 10.10 to the Form 10-SB and incorporated herein by reference).

10.5.1 Option to Purchase or Lease Agreement between Columbiana County Port Authority, a body of corporate and politic, and the Registrant, dated as of June 1999 (filed as Exhibit 10.11 to the Form 10-SB and incorporated herein by reference).

10.5.2 Extension of Option Agreement dated as of June 19, 2000, by and between Columbiana County Port Authority, a body of corporate and politic, and the Registrant.

10.6 Financial Consulting Services Agreement between National Capital Merchant Group, Ltd., a Bahamian company, and the Registrant, dated as of June 7, 1999 (filed as Exhibit 10.12 to the Form 10-SB and incorporated herein by reference).

10.7 Financial Advisory Fee Agreement between William M. Noble, Jr., an individual resident of the State of Texas, and the Registrant, dated as of June 28, 1999 (filed as Exhibit 10.13 to the Form 10-SB and incorporated herein by reference).

10.8 Placement Agent Agreement between APS Financial Corporation, a Colorado corporation, and the Registrant, dated as of July 21, 1999 (filed as Exhibit 10.14 to the Form 10-SB and incorporated herein by reference).

10.9 Financial Advisory Fee Agreement between APS Financial Corporation, a Colorado corporation, and the Registrant, dated as of August 6, 1999 (filed as Exhibit 10.15 to the Form 10-SB and incorporated herein by reference).

10.10 Financial Advisory Fee Agreement between Michael D. Billings, an individual resident of the State of Texas, and the Registrant, dated as of May 7, 1999 (filed as Exhibit 10.17 to the Form 10-SB and incorporated herein by reference).

10.11 Fee Agreement between Enventures Capital, LLC, a Massachusetts limited liability company, and the Registrant, dated as of January 17, 2000 (filed ad Exhibit 10.17 to the Form 10-SB/A and incorporated herein by reference).

10.12 Memorandum of Understanding between Bechtel Corporation and the Registrant, effective January 1, 2000. (Confidential Treatment granted by the Commission. Confidential parts of this document have been redacted and have been separately filed with Commission.) (filed as Exhibit 10.18 to the March 10-QSB and incorporated herein by reference).

10.13.1 Asset Purchase Agreement dated as of May 1, 2000, by and among Probex Fluids Recovery, Inc., the Registrant, Petroleum Products, Inc. and William and Phyllis L. Snedegar (filed as
                  Exhibit 99.1 to the Registrant's Form 8-K dated May 16, 2000 (the "May 2000 8-K") and incorporated herein by reference).

10.13.2 Promissory Note dated as of May 1, 2000, made by the Registrant in favor of Petroleum Products, Inc. in the aggregate principal amount of $1.5 million (filed as Exhibit
                  99.3 to the May 1999 8-K and incorporated herein by reference).

10.14.1 Asset Purchase Agreement dated as of May 1, 2000, by and among Probex Fluids Recovery, Inc., the Registrant, Intercoastal Trading Company, Inc., William Snedegar, and William Keith Mills (filed as Exhibit 99.2 to the May 2000 8-K and incorporated herein by reference).

10.15 Employment Agreement dated as of May 1, 2000, by and between William Snedegar and Probex Fluids Recovery, Inc. (filed as
                  Exhibit 99.4 to the May 1999 8-K and incorporated herein by reference).

10.16 Employment Agreement dated as of May 1, 2000, by and between William Keith Mills and Probex Fluids Recovery, Inc. (filed ad
                  Exhibit 99.5 to the May 1999 8-K and incorporated herein by reference).

10.17 Financial Advisory Agreement between Stonegate Securities, Inc. and the Registrant, dated as of May 23, 2000 (filed as Exhibit 10.21 to the Registrant's Form 10-QSB for the quarter ended June 30, 2000 (the "June 2000 10-QSB") and incorporated herein by reference).

10.18 Convertible Promissory Note dated August 30, 2000, as amended, made by the Registrant in favor of General Conference of Seventh-day Adventists in the aggregate principal amount of $1.5 million.

10.19.1 Asset Purchase Agreement dated as of September 6, 2000, by and between the Registrant and Pennzoil-Quaker State Company (filed as Exhibit 10.22 to the

                  Registrant's Form 8-K dated October 16, 2000 (the "October 2000 8-K") and incorporated herein by reference).

10.19.2 First Amendment to the Asset Purchase Agreement, dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company (filed as
                  Exhibit 10.22.1 to the October 2000 8-K and incorporated herein by reference).

10.19.3 Term Note dated as of September 29, 2000, in the aggregate principal amount of $5.55 million, made by the Registrant in favor of Pennzoil-Quaker State Company (filed as Exhibit 10.23 to the October 2000 8-K and incorporated herein by reference).

10.19.4 Pledge Agreement dated as of September 29, 2000, made by the Registrant in favor of Pennzoil-Quaker State Company, pursuant to which the Registrant pledged all of the outstanding shares of Probex Fluids Recovery, Inc. to Pennzoil-Quaker State Company as security for the Promissory Note of even date (filed as Exhibit 10.24 to the October 2000 8-K and incorporated herein by reference).

10.19.5 Security Agreement dated as of September 29, 2000, executed by Probex Fluids Recovery, Inc., which secures all of the assets of Probex Fluids Recovery, Inc. under the Promissory Note of even date (filed as Exhibit 10.25 to the October 2000 8-K and incorporated herein by reference).

10.19.6 Used Product Collection Agreement dated as of September 29, 2000, by and between Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company (filed as Exhibit 10.26 to the October 2000 8-K and incorporated herein by reference).

10.19.7 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at Tampa, Florida (filed as Exhibit 10.27 to the October 2000 8-K and incorporated herein by reference).

10.19.8 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at Atlanta, Georgia (filed as Exhibit 10.28 to the October 2000 8-K and incorporated herein by reference).

10.19.9 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at Baton Rouge, Louisiana (filed as Exhibit 10.29 to the October 2000 8-K and incorporated herein by reference).

10.19.10 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at Shreveport, Louisiana (filed as Exhibit 10.30 to the October 2000 8-K and incorporated herein by reference).

10.19.11 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at Houston, Texas (filed as Exhibit 10.31 to the October 2000 8-K and incorporated herein by reference).

10.19.12 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at

                  San Antonio, Texas (filed as Exhibit 10.32 to the October 2000 8-K and incorporated herein by reference).

10.20.1 Stock Purchase Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC, pursuant to which United Infrastructure Company purchased 500,000 shares, subject to upward adjustments, of the Registrant's common stock at $2.00 per share.

10.20.2 Registration Rights Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC.

10.21.1 Form of Promissory Note made by the Registrant in favor of Cambridge Strategies Group, LLC ($750,000), Michael and Cindi Crockett ($250,000) and Beachcraft Limited Partnership ($250,000), dated as of November 2, 2000.

10.21.2 Security Agreement dated as of November 2, 2000, made by the Registrant in favor of the Cambridge Strategies Group, LLC, as collateral agent, Michael and Cindi Crockett, and Beachcraft Limited Partnership, which secures the obligations of the Registrant under those certain promissory notes of even date.

10.22.1 Note Purchase Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein.

10.22.2 Form of 7% Senior Secured Convertible Notes Due 2004 issued by Probex Fluids Recovery, Inc., which are secured by the assets of Probex Fluids Recovery, Inc., guaranteed by the Registrant and convertible into the Registrant's common stock.

10.22.3 Guaranty dated as of November 29, 2000, from the Registrant to and for the benefit of the holders of the 7% Senior Secured Convertible Notes and acknowledged by Wilmington Trust Company, as collateral agent.

10.22.4 Security Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, which secures all the obligations of Probex Fluids Recovery, Inc. under the 7% Senior Secured Convertible Notes.

10.22.5 Pledge Agreement dated as of November 29, 2000, by and between the Registrant and Wilmington Trust Company, as collateral agent, pursuant to which the Registrant pledges its ownership in all of the outstanding shares of Probex Fluids Recovery, Inc. as security for the obligations under those certain 7% Senior Secured Convertible Notes.

10.22.6 Intercreditor and Collateral Agency Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein.

10.22.7 Escrow Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc. and Wilmington Trust Company for the benefit of the holders of the 7% Senior Secured Convertible Notes.

16.1 M. C. Hunter & Associates Response Letter dated February 15, 2000 (filed as Exhibit 99.1 to the Registrant's Form 8-K dated February 17, 2000 and incorporated herein by reference).

21.1              List of Subsidiaries of Registrant.

27.1              Financial Data Schedule for the fiscal year ended September
                  30, 2000.


B) REPORTS ON FORM 8-K

On July 17, 2000, Registrant filed an amendment to the current report on Form 8-K filed on May 16, 2000, which related to the acquisition of Petroleum Products, Inc.("PPI") and Intercoastal Trading Company, Inc. ("ITC") by the Registrant through its wholly-owned subsidiary Probex Fluids Recovery, Inc. This amendment reported under Item 7: (a) the audited combined financial statements of PPI and ITC: (i) combined balance sheets as of December 31, 1999 and 1998,
(ii) combined statements of income for years ended December 31, 1999, 1998 and 1997, (iii) combined statements of cash flows for years ended December 31, 1999, 1998 and 1997, (iv) combined statements of changes in stockholders' equity for the years ended December 31, 1999, 1998, 1997 and 1996, and (v) the notes to the combined financial statements; (b) interim condensed combined financial statements of PPI and ITC: (i) condensed combined balance sheet at March 31, 2000, (ii) condensed combined statements of income for the three months ended March 31, 2000 and 1999, (iii) combined statements of cash flows for the three months ended March 31, 2000 and 1999, and (iv) the notes to the interim condensed combined financial statements; and (c) the pro forma financial statements of the Registrant (unaudited): (i) pro forma combined condensed financial statements, (ii) pro forma combined condensed balance sheet as of December 31, 1999, (iii) pro forma combined condensed statement of operations for the year ended September 30, 2000, and (iv) pro forma combined condensed statement of operations for the six months ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               PROBEX CORP.


                               By: /s/ BRUCE A. HALL
                                   ---------------------------------------------
                               Name:  Bruce A. Hall
                               Title: Senior Vice President, Chief Financial
                                      Officer and Secretary
Date:  December 22, 2000

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Date                               Signature
        ----                               ---------
                                   /s/ CHARLES M. RAMPACEK
December 22, 2000             -----------------------------------------
                                       Charles M. Rampacek
                              Chairman of the Board, Chief Executive Officer,
                              President, and Director

                                     /s/ JOHN N. BROBJORG
December 22, 2000             -----------------------------------------
                                         John N. Brobjorg
                              Corporate Controller and Chief Accounting Officer


December ___, 2000            -----------------------------------------
                                       K. Bruce Jones
                                          Director

                                   /s/ ANTHONY J. MASELLI
December 22, 2000             -----------------------------------------
                                       Anthony J. Maselli
                                          Director

                                   /s/ THOMAS G. MURRAY
December 22, 2000             -----------------------------------------
                                       Thomas G. Murray
                                          Director

                                   /s/ THOMAS G. PLASKETT
December 22, 2000             -----------------------------------------
                                       Thomas G. Plaskett
                                          Director

                               INDEX TO EXHIBITS

Exhibit No.                                 Description
-----------                                 -----------

2.1 Agreement and Plan of Merger by and between Probex Corp., a Colorado corporation, and Probex Corp., a Delaware corporation, dated as of August 30, 2000.

3.1               Certificate of Incorporation, as filed with the Delaware
                  Secretary of State on August 29, 2000.

3.2               Bylaws of the Registrant, as amended to date.

4.1               Form of Common Stock Certificate.

4.2               Form of 10% Cumulative Convertible Preferred Stock, Series A
                  Certificate.

4.3.1 Form of Class "F" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as exhibit 4.3.1 to the Registrant's Form 10-SB/A dated December 21, 1999 (the "Form
                  10-SB") and incorporated herein by reference)

4.3.2 Form of Class "H" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as Exhibit 4.3.2 to the Form
                  10-SB and incorporated herein by reference).

4.3.3 Form of Class "K" Warrants, at $0.20 per share, post-split, expiring April 26, 2001 (filed as Exhibit 4.3.3 to the Form
                  10-SB and incorporated herein by reference).

4.3.4 Form of Class "N" Warrants, at $1.00 per share, expiring from August 15, 2002 to June 8, 2003 (filed as Exhibit 4.3.4 to the
                  Form 10-SB and incorporated herein by reference).

4.3.5             Form of Class "P" Warrants, at $0.20 per share, expiring
                  September 2, 2003 (filed as Exhibit 4.3.6 to the Form 10-SB and incorporated herein by reference).

4.3.6             Form of Class "Q-a" Warrants, at $0.55 per share, expiring
                  April 16, 2004 (filed as Exhibit 4.3.8 to the Form 10-SB and incorporated herein by reference).

4.3.7             Form of Class "R" Warrants, at $1.00 per share, expiring June
                  4, 2001 (filed as Exhibit 4.3.9 to the Form 10-SB and incorporated herein by reference).

4.3.8             From of Class "R-a" Warrants, at $0.55 per share, expiring
                  June 4, 2004 (filed as Exhibit 4.3.10 to the Form 10-SB and incorporated herein by reference).

4.3.9 Form of Class "S" Warrants, at $0.50 to $1.00 per share, expiring from August 28, 2002 to October 28, 2004 (filed as
                  Exhibit 4.3.11 to the Form 10-SB and incorporated herein by reference).

4.3.10            Form of Class "T" Warrants, at $0.50 per share, expiring
                  December 1, 2003 (filed as Exhibit 4.3.12 to the Form 10-SB/A and incorporated herein by reference).

4.3.11            From of Class "U" Warrants, at $0.50 per share, expiring
                  January 31, 2004 (filed as Exhibit 4.3.13 to the Form 10-SB/A and incorporated herein by reference).

4.3.12            Form of Class "V" Warrants, at $1.875 per share, expiring
                  December 15, 2004 (filed as Exhibit 4.3.14 to the Registrant's
                  Form 10-QSB for the quarter ended December 31, 1999 (the
                  "December 1999 10-QSB" ) and incorporated herein by reference).

4.3.13            Form of Class "W" Warrants, at $1.00 per share, expiring
                  October 5, 2001 (filed as Exhibit 4.3.15 to the Registrant's
                  Form 10-QSB for the quarter ended March 31, 2000 (the "March
                  2000 10-QSB") and incorporated herein by reference).

4.3.14.1 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at $3.00 per share, expiring on February 28, 2002 (filed as Exhibit 4.3.16 to the
                  March 2000 10-QSB and incorporated herein by reference).

4.3.14.2 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at an exercise price of $3.00 per share and expiring on June 27, 2002.

4.3.15            Form of Class "Y" Warrants, at $2.70 per share, expiring
                  December 15, 2004 (filed as Exhibit 4.3.17 to the March 2000
                  10-QSB and incorporated herein by reference).

4.3.16            Form of Class "Z" Warrants, at $3.00 per share, expiring June
                  21, 2005.

4.3.17            Form of Class "AA" Warrants, at $3.12 per share, expiring May
                  23, 2005.

4.3.18 Form of Class "AC" Warrants, at $1.9625 per share, expiring on November 2, 2005.

10.1 1999 Omnibus Stock and Incentive Plan, as amended and restated, of the Registrant.

10.2              Amended and Restated Investor Rights Agreement between HSB
                  Engineering Finance Corporation, Inc., a Delaware corporation, and the Registrant, effective as of June 2, 2000.

10.3              Financial Advisory Fee Agreement between Silver Lake
                  Industries, Inc., a Texas corporation, Brycap Investments,
                  Inc., a Texas corporation, and the Registrant, dated as of March 29, 2000 (filed as Exhibit 10.9 to the Form 10-SB and incorporated herein by reference).

10.4              Financial Consulting Services Agreement between Travis Morgan
                  Securities, Inc. and the Registrant, dated as of April 16, 1999 (filed as Exhibit 10.10 to the Form 10-SB and incorporated herein by reference).

10.5.1            Option to Purchase or Lease Agreement between Columbiana
                  County Port Authority, a body of corporate and politic, and the Registrant, dated as of June 1999 (filed as Exhibit 10.11 to the Form 10-SB and incorporated herein by reference).

10.5.2 Extension of Option Agreement dated as of June 19, 2000, by and between Columbiana County Port Authority, a body of corporate and politic, and the Registrant.

10.6              Financial Consulting Services Agreement between National
                  Capital Merchant Group, Ltd., a Bahamian company, and the
                  Registrant, dated as of June 7, 1999 (filed as Exhibit 10.12 to the Form 10-SB and incorporated herein by reference).

10.7              Financial Advisory Fee Agreement between William M. Noble,
                  Jr., an individual resident of the State of Texas, and the Registrant, dated as of June 28, 1999 (filed as Exhibit 10.13 to the Form 10-SB and incorporated herein by reference).

10.8              Placement Agent Agreement between APS Financial Corporation, a
                  Colorado corporation, and the Registrant, dated as of July 21, 1999 (filed as Exhibit 10.14 to the Form 10-SB and incorporated herein by reference).

10.9              Financial Advisory Fee Agreement between APS Financial
                  Corporation, a Colorado corporation, and the Registrant, dated as of August 6, 1999 (filed as Exhibit 10.15 to the Form 10-SB and incorporated herein by reference).

10.10 Financial Advisory Fee Agreement between Michael D. Billings, an individual resident of the State of Texas, and the Registrant, dated as of May 7, 1999 (filed as Exhibit 10.17 to the Form 10-SB and incorporated herein by reference).

10.11 Fee Agreement between Enventures Capital, LLC, a Massachusetts limited liability company, and the Registrant, dated as of January 17, 2000 (filed ad Exhibit 10.17 to the Form 10-SB/A and incorporated herein by reference).

10.12 Memorandum of Understanding between Bechtel Corporation and the Registrant, effective January 1, 2000. (Confidential
                  Treatment granted by the Commission. Confidential parts of this document have been redacted and have been separately filed with Commission.) (filed as Exhibit 10.18 to the March
                  10-QSB and incorporated herein by reference).

10.13.1           Asset Purchase Agreement dated as of May 1, 2000, by and among
                  Probex Fluids Recovery, Inc., the Registrant, Petroleum
                  Products, Inc. and William and Phyllis L. Snedegar (filed as
                  Exhibit 99.1 to the Registrant's Form 8-K dated May 16, 2000
                  (the "May 2000 8-K") and incorporated herein by reference).

10.13.2 Promissory Note dated as of May 1, 2000, made by the Registrant in favor of Petroleum Products, Inc. in the aggregate principal amount of $1.5 million (filed as Exhibit
                  99.3 to the May 1999 8-K and incorporated herein by reference).

10.14.1           Asset Purchase Agreement dated as of May 1, 2000, by and among
                  Probex Fluids Recovery, Inc., the Registrant, Intercoastal
                  Trading Company, Inc., William Snedegar, and William Keith
                  Mills (filed as Exhibit 99.2 to the May 2000 8-K and incorporated herein by reference).

10.15 Employment Agreement dated as of May 1, 2000, by and between William Snedegar and Probex Fluids Recovery, Inc. (filed as
                  Exhibit 99.4 to the May 1999 8-K and incorporated herein by reference).

10.16 Employment Agreement dated as of May 1, 2000, by and between William Keith Mills and Probex Fluids Recovery, Inc. (filed ad
                  Exhibit 99.5 to the May 1999 8-K and incorporated herein by reference).

10.17             Financial Advisory Agreement between Stonegate Securities,
                  Inc. and the Registrant, dated as of May 23, 2000 (filed as Exhibit 10.21 to the Registrant's Form 10-QSB for the quarter ended June 30, 2000 (the "June 2000 10-QSB") and incorporated herein by reference).

10.18 Convertible Promissory Note dated August 30, 2000, as amended, made by the Registrant in favor of General Conference of Seventh-day Adventists in the aggregate principal amount of $1.5 million.

10.19.1 Asset Purchase Agreement dated as of September 6, 2000, by and between the Registrant and Pennzoil-Quaker State Company
                  (filed as Exhibit 10.22 to the Registrant's Form 8-K dated
                  October 16, 2000 (the "October 2000 8-K") and incorporated herein by reference).


10.19.2           First Amendment to the Asset Purchase Agreement, dated as of
                  September 29, 2000, by and among the Registrant, Probex Fluids
                  Recovery, Inc. and Pennzoil-Quaker State Company (filed as
                  Exhibit 10.22.1 to the October 2000 8-K and incorporated herein by reference).

10.19.3 Term Note dated as of September 29, 2000, in the aggregate principal amount of $5.55 million, made by the Registrant in favor of Pennzoil-Quaker State Company (filed as Exhibit 10.23 to the October 2000 8-K and incorporated herein by reference).

10.19.4 Pledge Agreement dated as of September 29, 2000, made by the Registrant in favor of Pennzoil-Quaker State Company, pursuant to which the Registrant pledged all of the outstanding shares of Probex Fluids Recovery, Inc. to Pennzoil-Quaker State
                  Company as security for the Promissory Note of even date
                  (filed as Exhibit 10.24 to the October 2000 8-K and incorporated herein by reference).

10.19.5           Security Agreement dated as of September 29, 2000, executed by
                  Probex Fluids Recovery, Inc., which secures all of the assets of Probex Fluids Recovery, Inc. under the Promissory Note of even date (filed as Exhibit 10.25 to the October 2000 8-K and incorporated herein by reference).

10.19.6           Used Product Collection Agreement dated as of September 29,
                  2000, by and between Probex Fluids Recovery, Inc. and
                  Pennzoil-Quaker State Company (filed as Exhibit 10.26 to the
                  October 2000 8-K and incorporated herein by reference).

10.19.7 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                  Pennzoil-Quaker State Company for the operations at Tampa, Florida (filed as Exhibit 10.27 to the October 2000 8-K and incorporated herein by reference).

10.19.8 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                  Pennzoil-Quaker State Company for the operations at Atlanta, Georgia (filed as Exhibit 10.28 to the October 2000 8-K and incorporated herein by reference).

10.19.9 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                  Pennzoil-Quaker State Company for the operations at Baton
                  Rouge, Louisiana (filed as Exhibit 10.29 to the October 2000
                  8-K and incorporated herein by reference).

10.19.10 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                  Pennzoil-Quaker State Company for the operations at Shreveport, Louisiana (filed as Exhibit 10.30 to the October
                  2000 8-K and incorporated herein by reference).

10.19.11 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                  Pennzoil-Quaker State Company for the operations at Houston, Texas (filed as Exhibit 10.31 to the October 2000 8-K and incorporated herein by reference).

10.19.12 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                  Pennzoil-Quaker State Company for the operations at San Antonio, Texas (filed as Exhibit 10.32 to the October 2000
                  8-K and incorporated herein by reference).


10.20.1 Stock Purchase Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC, pursuant to which United Infrastructure Company purchased
                  500,000 shares, subject to upward adjustments, of the Registrant's common stock at $2.00 per share.

10.20.2 Registration Rights Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company
                  LLC.

10.21.1 Form of Promissory Note made by the Registrant in favor of Cambridge Strategies Group, LLC ($750,000), Michael and Cindi
                  Crockett ($250,000) and Beachcraft Limited Partnership
                  ($250,000), dated as of November 2, 2000.

10.21.2 Security Agreement dated as of November 2, 2000, made by the Registrant in favor of the Cambridge Strategies Group, LLC, as collateral agent, Michael and Cindi Crockett, and Beachcraft
                  Limited Partnership, which secures the obligations of the Registrant under those certain promissory notes of even date.

10.22.1 Note Purchase Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington
                  Trust Company, as collateral agent, and the purchasers named therein.

10.22.2           Form of 7% Senior Secured Convertible Notes Due 2004 issued by
                  Probex Fluids Recovery, Inc., which are secured by the assets of Probex Fluids Recovery, Inc., guaranteed by the Registrant and convertible into the Registrant's common stock.

10.22.3 Guaranty dated as of November 29, 2000, from the Registrant to and for the benefit of the holders of the 7% Senior Secured
                  Convertible Notes and acknowledged by Wilmington Trust
                  Company, as collateral agent.

10.22.4 Security Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc., Wilmington Trust
                  Company, as collateral agent, which secures all the obligations of Probex Fluids Recovery, Inc. under the 7%
                  Senior Secured Convertible Notes.

10.22.5 Pledge Agreement dated as of November 29, 2000, by and between the Registrant and Wilmington Trust Company, as collateral agent, pursuant to which the Registrant pledges its ownership in all of the outstanding shares of Probex Fluids Recovery, Inc. as security for the obligations under those certain 7%
                  Senior Secured Convertible Notes.

10.22.6           Intercreditor and Collateral Agency Agreement dated as of
                  November 29, 2000, by and among the Registrant, Probex Fluids
                  Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein.

10.22.7 Escrow Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc. and Wilmington Trust Company for the benefit of the holders of the 7% Senior Secured
                  Convertible Notes.

16.1              M. C. Hunter & Associates Response Letter dated February 15,
                  2000 (filed as Exhibit 99.1 to the Registrant's Form 8-K dated
                  February 17, 2000 and incorporated herein by reference).

21.1              List of Subsidiaries of Registrant.

27.1              Financial Data Schedule for the fiscal year ended September
                  30, 2000.