Form 10QSB
period 2000-12-31
PROBEX CORP
filed 2001-02-14
CIK 845880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   ----------

    FOR QUARTER ENDED DECEMBER 31, 2000     COMMISSION FILE NO. 001-15567

                                  PROBEX CORP.
               (Exact name of registrant as specified in charter)


                DELAWARE                                  33-0294243
--------------------------------------------------------------------------------
(State or other Jurisdiction                   (IRS Employer Identification No.)
  of Incorporation)



     13355 NOEL ROAD, SUITE 1200, DALLAS, TX                75240
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)             (Zip Code)


       Registrant's Telephone Number, Including Area Code: (972) 788-4772
                                                           --------------

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

                                YES [X]         NO [ ]

As of February 8, 2001, there were 27,355,250 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES [ ]     NO [X]

                                  PROBEX CORP.
                                DECEMBER 31, 2000
                                      INDEX



                                                                                                          PAGE NO.
                                                                                                          --------
   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets (unaudited) as of December 31, 2000 and September 30, 2000....................................................................1

                  Consolidated Condensed Statements of Operations (unaudited) for the three months ended December 31, 2000 and 1999...................................................2

                  Consolidated Condensed Statement of Stockholders' Equity for the three months ended December 31, 2000............................................................3

                  Consolidated Condensed Statements of Cash Flows (unaudited) for the three months ended December 31, 2000 and 1999...................................................4

                  Notes to Interim Consolidated Condensed Financial Statements (unaudited)..................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...............................................................................13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings........................................................................18

         Item 2.  Changes in Securities and Use of Proceeds................................................18

         Item 3.  Defaults Upon Senior Securities..........................................................19

         Item 4.  Submission of Matters to a Vote of Security Holders......................................19

         Item 5.  Other Information........................................................................19

         Item 6.  Exhibits and Reports on Form 8-K.........................................................20


SIGNATURES.................................................................................................21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  PROBEX CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       DECEMBER 31,    SEPTEMBER 30,
                                                                           2000            2000
                                                                       ------------    ------------
ASSETS
Cash and cash equivalents                                              $  2,247,868    $    434,812
Accounts and notes receivable                                             1,895,977       1,737,173
Inventories                                                                 219,027          98,161
Prepaid and other                                                           140,608         115,848
                                                                       ------------    ------------
TOTAL CURRENT ASSETS                                                      4,503,480       2,385,994

Property, plant and equipment - net                                       9,603,039       6,382,595
Goodwill - net                                                            6,808,630       6,925,837
Patents - net                                                               293,138         148,106
Deferred financing costs - net                                            2,032,307            --
Other assets                                                                414,827         417,683
                                                                       ------------    ------------
TOTAL ASSETS                                                           $ 23,655,420    $ 16,260,215
                                                                       ============    ============

LIABILITIES
Accounts payable                                                       $  1,466,545    $  1,158,936
Accrued liabilities                                                       2,025,891       1,959,954
Current maturities of capital lease obligations                             128,902          25,732
Short-term debt                                                              57,984       7,214,037
Current maturities of long-term debt                                        300,000         300,000
                                                                       ------------    ------------
Total current liabilities                                                 3,979,322      10,658,659

Capital lease obligations, long-term                                        158,622          43,491
Long-term debt                                                           13,700,000       1,200,000
                                                                       ------------    ------------
TOTAL LIABILITIES                                                        17,837,944      11,902,150

COMMITMENTS AND CONTINGENCIES                                                    --              --

STOCKHOLDERS' EQUITY
Series A 10% Cumulative Convertible Preferred Stock, $0.001 par
value, authorized 10,000,000 shares:
issued - 535,000 at Dec. 31, 2000 and at Sep. 30, 2000                          535       4,634,412

Common Stock, $0.001 par value, authorized 100,000,000 shares:
issued-27,426,714 at Dec. 31, 2000 and 25,531,137 at Sep. 30, 2000           27,426      12,705,748
Additional Paid In Capital                                               27,914,750       2,889,731
Deferred stock compensation expense                                      (1,060,966)     (1,233,153)

Accumulated Deficit                                                     (21,063,642)    (14,638,046)

Less: Treasury Stock (common: 62,690 shares at Dec. 31, 2000
and at Sep. 30, 2000) at cost                                                  (627)           (627)
                                                                       ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                5,817,476       4,358,065
                                                                       ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 23,655,420    $ 16,260,215
                                                                       ============    ============




             See Notes to Interim Consolidated Financial Statements

                                  PROBEX CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED DEC. 31
                                                        2000           1999
                                                     -----------    -----------
REVENUES                                             $ 3,602,800    $        --
COST OF SALES                                          1,050,855             --
                                                     -----------    -----------
GROSS PROFIT                                           2,551,945             --

EXPENSES:
Operating                                              1,831,882             --
Research and development                                 865,502        271,351
Selling, general and administrative                    1,713,192        452,054
Depreciation and amortization                            289,320         54,755
                                                     -----------    -----------
TOTAL EXPENSES                                         4,699,896        778,160
                                                     -----------    -----------

OPERATING LOSS                                        (2,147,951)      (778,160)

Interest - net                                        (4,140,887)        10,124
Other - net                                               (1,821)            --
                                                     -----------    -----------

NET LOSS                                             $(6,290,659)   $  (768,036)
                                                     ===========    ===========

NET LOSS PER SHARE                                   $     (0.25)   $     (0.04)
                                                     ===========    ===========



             See Notes to Interim Consolidated Financial Statements

                                  PROBEX CORP.

            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                                Preferred Stock                 Common Stock
                                                         -----------------------------------------------------------    Additional
                                                            Shares                          Common                       Paid In
                                                            Issued          Amount       Stock (Shrs)     Amount         Capital
                                                         ------------    ------------    ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 2000                                 535,000    $  4,634,412      25,531,137   $ 12,705,748   $  2,889,731

     Reclass of excess of $0.001 par
per share to additional paid in capital                                    (4,633,877)                   (12,680,218)    17,314,095

     Issued for consulting services                                                            16,666             17         33,315

     Issued for conversion of debt                                                          1,099,107          1,099      1,537,234

     Issued from private stock sale                                                           600,000            600        831,492

     Preferred Stock dividend paid out in Common Stock                                        179,804            180        269,526

     Preferred Stock dividend accrual

     Amortization of Deferred Stock Expense

     Warrants granted to non employees                                                                                    1,914,357

     Amortization related to employee stock options

     Additional paid in capital related to
      interest expense on 7% convertible debentures                                                                       3,125,000

   Net loss
                                                         ------------    ------------    ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2000                                  535,000    $        535      27,426,714   $     27,426   $ 27,914,750
                                                          ===========    ============    ============   ============   ============

                                                       Deferred                              Treasury Stock               Total
                                                         Stock        Accumulated     ----------------------------    Stockholders'
                                                        Expense         Deficit         Shares           Amount          Equity
                                                      ------------    ------------    ------------    ------------    ------------
BALANCE AT SEPTEMBER 30, 2000                         $ (1,233,153)   $(14,638,046)        (62,690)   $       (627)   $  4,358,065

     Reclass of excess of $0.001 par
per share to additional paid in capital

     Issued for consulting services                                                                                         33,332

     Issued for conversion of debt                                                                                        1,538,333

     Issued from private stock sale                                                                                        832,092

     Preferred Stock dividend paid out in Common Stock                                                                     269,706

     Preferred Stock dividend accrual                                     (134,937)                                       (134,937)

     Amortization of Deferred Stock Expense                  1,042                                                           1,042

     Warrants granted to non employees                                                                                   1,914,357

     Amortization related to employee stock options        171,145                                                         171,145

     Additional paid in capital related to
      interest expense on 7% convertible debentures                                                                      3,125,000

   Net loss                                                             (6,290,659)                                     (6,290,659)
                                                      ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2000                          $ (1,060,966)   $(21,063,642)        (62,690)   $       (627)   $  5,817,476
                                                      ============    ============    ============    ============    ============







             See Notes to Interim Consolidated Financial Statements

                                  PROBEX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED DEC. 30,
                                                                2000            1999
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (6,290,659)   $   (768,036)
Adjustments:
   Depreciation and amortization                                  289,320          54,755
   Stock option compensation                                      171,145              --
   Stock issued for consulting services                            33,332             550
   Stock issued for employee compensation                           1,042           1,042
   Interest expense relating to  7% convertible notes           3,125,000              --
   Amortization of deferred financing costs                       740,134              --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes receivable       (158,804)        (18,631)
      (Increase) decrease in inventories                         (120,866)             --
      (Increase) decrease in prepaid and other                    (24,760)       (342,439)
      (Increase) decrease in other assets                           2,856              --
      Increase (decrease) in accounts payable                     307,609         (91,665)
      Increase (decrease) in accrued liabilities                  239,040          (1,848)
                                                             ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                          (1,685,611)     (1,166,272)

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property, plant and equipment                      (3,157,811)       (138,937)
Cost of patents                                                  (148,635)         (4,005)
                                                             ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                          (3,306,446)       (142,942)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payment on capital lease obligation                     (12,842)             --
Proceeds from short-term borrowings                             1,250,000              --
Principal payment on short-term borrowings                     (6,906,053)             --
Proceeds from long-term borrowings                             12,500,000          (2,308)
Deferred financing costs                                         (858,084)             --
Proceeds from sale of preferred stock                                  --       2,868,563
Net proceeds from sale of common stock                            832,092          15,000
                                                             ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       6,805,113       2,881,255

NET DECREASE IN CASH                                            1,813,056       1,572,041

CASH AT BEGINNING OF YEAR                                         434,812       2,658,055
                                                             ------------    ------------

CASH AT END OF YEAR                                          $  2,247,868    $  4,230,096
                                                             ============    ============

INTEREST PAID                                                $    146,039    $        916
                                                             ============    ============


             See Notes to Interim Consolidated Financial Statements

                                  PROBEX CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  DEC. 31, 2000
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Probex Corp. (the "Company") is engaged in the development of a propriety, patented technology whose primary application is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. On May 1, 2000, we acquired Petroleum Products, Inc. and Intercoastal Trading Company, Inc. ("PPI", "ITC", and collectively, "PPI/ITC"), and, as a result, began recognizing revenue related to the used oil collection business, which allowed us to emerge from the developmental stage. On the close of business on September 29, 2000, we acquired substantially all of the assets of Specialty Environmental Services ("SES"), a division of Pennzoil-Quaker State. While our primary business will be the reprocessing and upgrading of used lubricating oils, we currently operate in a single industry segment, the collection and sales of used oil, in the United States.

The Company is highly leveraged. At December 31, 2000, our ratio of total indebtedness to equity was 3.07. Our ability to repay our indebtedness and related interest charges is dependent upon our ability to obtain additional capital. However, we are in the process of securing additional financing later this fiscal year (see Note 6), which may improve the ratio of total indebtedness to equity.

In order to continue with our business plan of commercializing our patented ProTerra(TM) technology for reprocessing lubricating oil, we will require significant additional capital in the form of a combination of debt and equity in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio, The remaining amount will be used for targeted market expansion, acquisitions of additional used oil collectors and working capital related purposes. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR, which we believe will generate an estimated $5,000,000 in annual cash flow to supplement our working capital requirements. However, there can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional funding, if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Probex Corp. and its wholly owned subsidiaries: Probex Fluids Recovery, Inc.("PFR"), Quadrex Corporation, and Apollo Oil Company. Significant intercompany transactions and balances have been eliminated in consolidation.

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

PLANT, PROPERTY, AND EQUIPMENT

Fixed assets greater than $1,000 are recorded at cost and depreciated over their estimated useful lives, which range from three to ten years, using the straight-line method. Deferred plant design costs represent costs related to pre construction design of our reprocessing facilities. Amortization of these costs will begin when the first plant is placed in service. Equipment leased under capital leases is amortized over the life of the respective lease.

GOODWILL

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis of 15 years. Accumulated amortization of goodwill was $224,066 at December 31, 2000.

PATENTS

Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $7,958 at December 31, 2000.

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

The Company has incurred net operating losses for federal income tax purposes and is uncertain as to whether the Company will generate future taxable income during the carry forward period. Accordingly, the Company has made no provision for income taxes in the statements of operations and the Company's net current and non current deferred tax assets have been fully reserved at December 31, and September 30, 2000.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value at December 31, 2000.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of these Consolidated Financial Statements, we had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.


LOSS PER COMMON SHARE

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods, and the dilutive effect of stock options and warrants is excluded. Diluted loss per share is computed using the additional dilutive effect, if any, of stock options and warrants using the treasury stock method based on the average market price of the stock during the respective periods.

The effect of stock options, warrants, and convertible securities that aggregated 24,372,579 and 12,084,417 shares as of December 31, 2000 and 1999, respectively, would be anti-dilutive due to our losses in 2000 and 1999 and, accordingly, are not included in the computation of diluted loss per share for the respective periods.

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                                        3 MONTH PERIOD ENDING DEC. 31,
----------------------------------------- ---------------------------------------------------
                                                        2000                      1999
----------------------------------------- ------------------------ --------------------------
LOSS                                                 $6,290,659                 $768,036
----------------------------------------- ------------------------ --------------------------
PREFERRED DIVIDENDS                                   134,937                    82,789
----------------------------------------- ------------------------ --------------------------
LOSS AVAILABLE TO COMMON                             6,425,596                  868,825
----------------------------------------- ------------------------ --------------------------
SHARES (DENOMINATOR)                                 26,097,067                20,461,600
----------------------------------------- ------------------------ --------------------------
LOSS PER SHARE                                         $0.25                     $0.04
----------------------------------------- ------------------------ --------------------------

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of October 1, 2000 has not had a material impact on the financial position or results of operations of the Company because we have no derivatives or hedges.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at December 31, 2000 consisted of the following.

Land and land improvements                                         $    135,000
Buildings and leasehold improvements                                    257,270
Machinery and equipment                                               3,450,777
Deferred plant design costs                                           6,600,365
                                                                   ------------
                                                                     10,443,412
Accumulated depreciation                                               (840,373)
                                                                   ------------
                                                                   $  9,603,039
                                                                   ============

At December 31, 2000, property, plant and equipment included approximately $6.6 million of costs related to the pre-construction design of the Company's first reprocessing facility. The facility is anticipated to be built in Wellsville, Ohio, and is expected to be placed into service during the second quarter of 2002. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the timing of the completion of the facility is dependent upon the timing of our completion of plant financing and other items such as weather, labor conditions and contractor performance.

Depreciation expense was $168,510 and $54,755 for the quarter ended December 31, 2000 and 1999, respectively.

3. SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

At December 31, 2000, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $57,984 was outstanding at year-end. The interest rate at the close of business December 31, 2000 was 11%.

On August 30, 2000, we issued a convertible promissory note in the aggregate principal amount of $1.5 million at 10% per annum to the General Conference Corporation of Seventh-day Adventists for working capital purposes. The entire principal balance plus accrued interest was converted into 1,099,107 shares of common stock at maturity on November 30, 2000.

On September 29, 2000, in conjunction with the acquisition of substantially all the assets of SES, we issued a short-term note to the seller. The Company agreed to pay the seller the principal sum of $5,550,000, together with interest at a rate equal to 13% for the first 30 days, and an interest rate equal to 18% thereafter. On October 13, 2000, the Company repaid $1,000,000 plus accrued interest of $30,063, and on November 2, 2000, the Company repaid another $1,000,000 plus accrued interest of $37,284.72, and on November 29, 2000, the Company repaid the final $3,550,000 plus accrued interest of $49,700.

On November 2, 2000, the Company issued promissory notes in the aggregate principal amount of $1.25 million at 12% per annum for working capital purposes. On December 12, the Company repaid all principal and related accrued interest.

In December 2000, the balance of the $100,000 8% acquisition note plus accrued interest was repaid.

LONG-TERM DEBT

Our long-term debt at December 31, 2000 consisted of the following:

7% Senior Secured Convertible Notes                                         $ 12,500,000
8% Acquisition note                                                            1,500,000
                                                                            ------------
                                                                               14,000000
Less current portion                                                            (300,000)
                                                                            ------------
                                                                            $ 13,700,000
                                                                            ============

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

On November 29, 2000, we closed a private placement of $12.5 million in aggregate principal amount of 7% senior secured convertible notes. The notes bear interest payable semiannually, commencing on January 1, 2001, with the principal amount due on November 28, 2004. The notes were issued by our collection subsidiary PFR, are secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. The conversion price of these notes into common stock is $1.40 per share. In accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an additional interest expense of approximately $3.125 million in the first quarter of fiscal year 2001.

In connection with these notes, the Company incurred $2,076,423 of deferred financing costs, including $1,218,357 related to warrants issued to underwriters. These costs are being amortized over the term of the notes.

4. STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK

Private Placements:

On October 12, 2000, we received a subscription for 500,000 shares of common stock at $2.00 per share resulting in $1,000,000 of cash proceeds.

On December 29, 2000, we received a subscription for 100,000 shares of common stock at $1.40 per share resulting in $140,000 of cash proceeds.

As result of these stock issuances, we incurred $307,908 of stock issuance costs and these have been recorded as offering costs and offset against the common stock proceeds in the Consolidated Financial Statements.

Conversion of Debt to Equity:

On November 30, 2000, a third party converted a loan in the principal amount of $1,500,000 and accrued interest of $38,333 into 1,099,1077 shares of Common Stock.

Issued to Non Employees for Services Rendered:

On November 9, 2000, we agreed to issue 16,666 shares of Common Stock to one consultant as compensation for services rendered.

Issued to holders of Probex Preferred Stock for dividends:

On November 11, 2000, we issued 179,804 shares of Common Stock to Probex Preferred Stock holders as dividends for the six month period ended October 31, 2000.

WARRANTS

The following table summarizes activity related to warrants and contingent warrants:

                                                  Warrants       Ave Price      Ave Life
                                                  --------       ---------      --------
Balance at September 30, 2000                     4,847,604      $   1.38         2.72
    Granted                                       1,993,071          1.40         5.00
    Exercised                                             0          0.00         0.00
    Expired                                               0          0.00         0.00
                                                  ---------
Balance at December 31, 2000                      6,840,675          1.39         3.21

Included in the above are warrants to purchase 985,000 Common Shares that are contingent upon the occurrence of future events, which have not yet occurred.

OPTIONS

In July 1999, the Company adopted the 1999 Omnibus Stock and Incentive Plan (the "1999 Plan") in order to grant stock options to purchase an aggregate of 2,750,000 shares thereunder. The plan is administered by the compensation committee of the board of directors. In July 2000, the shareholders of the Company adopted the 1999 Omnibus Stock and Incentive Plan, as amended, primarily to increase the number of shares available under such plan from 2,750,000 to 5,570,000.

The following table summarizes activity related options:

                                                                                Options
                                                                              ----------
Balance at September 30, 2000                                                  5,338,000
    Granted                                                                      412,000
    Exercised                                                                         --
    Canceled                                                                          --
                                                                              ----------
Balance at December 31, 2000                                                   5,750,000
                                                                              ----------

All options issued to employees during the quarter ended December 31, 2000 were issued with exercise prices equal to fair value.

5. COMMITMENTS AND CONTINGENCIES

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

6. SUBSEQUENT EVENTS

On February 5, 2001, the Company announced a strategic alliance with Bechtel Corp. under which Bechtel will provide engineering, procurement and construction services for the Company's facilities worldwide.

In addition, an affiliate of Bechtel, United Infrastructure Company, LLC (UIC), has made an additional direct equity investment of $1 million in the Company. UIC has agreed, subject to certain mutually agreed conditions, to make additional direct equity investments totaling $3 million toward the financing of Wellsville. UIC also has the option to make future investments in Probex for as long as an EPC agreement between Probex and Bechtel exists.

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

GENERAL

Probex is an energy technology company that has developed, patented, and begun commercialization of, a proprietary reprocessing technology (ProTerra(TM)). The primary application of ProTerra(TM) is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. We have invested the majority of our resources since inception on research and development of ProTerra(TM), and have begun site-clearing activities for our first reprocessing facility in Wellsville, Ohio, in preparation for construction.

Operating start up is targeted for the second quarter of 2002. Subsequent plants are anticipated for sites along the Gulf Coast, in the Northeast, Southeast, Southern California and in Europe.

Our patented technology has been validated through extensive pilot testing, and results have also been validated by a number of reputable independent testing laboratories as well as by leading technical experts in the refining and base oil processing industries. We have attracted and retained strong, experienced persons in management functions with a depth of expertise in commercializing new technologies, managing companies, and in the used oil and base oil industries.

Our objective is to meet the market need for new outlets for a material portion of the estimated 5.3 billion gallons of available used oil worldwide, as well as to supply premium base oils that will comply with the new motor oil standards scheduled to be implemented in the United States in model year 2002 automobiles, and thereafter around the world.

We have formed critical strategic alliances with The Hartford Steam Boiler Inspection & Insurance Company (HSB), the Bechtel Corp. (Bechtel) and Environmental Resources Management (ERM). HSB has committed to provide System Performance Insurance that guarantees performance of our Wellsville plant for the senior lender. Bechtel is proceeding with design and engineering for the Wellsville plant and will provide turnkey construction services for Wellsville and future plants. ERM is providing permitting and environmental management services for the Company. All three are direct or indirect investors in Probex. In addition, we have engaged Credit Suisse First Boston as our exclusive financial advisor. Credit Suisse will assist us in structuring and arranging financing for construction of our lubricating oil plants worldwide.

In conjunction with the commercialization of the ProTerra(TM) technology, we have formed a wholly owned subsidiary, Probex Fluids Recovery, Inc. (PFR). PFR's goal is to establish a strong and profitable market position in used motor oil collection to help ensure a reliable, high quality feedstock supply for Probex reprocessing facilities at competitive prices. PFR intends to increase its market position through targeted market expansion, acquisition, and supply contracts, as required. Until Probex reprocessing plants come on line, the used oil collected by PFR will continue to be sold into the fuel markets, providing positive cash flow to Probex and helping to offset overhead expenses incurred in the commercialization of ProTerra(TM).

Probex acquired three used oil collection companies in 2000. Intercoastal Trading Company (ITC) and Petroleum Products Inc. (PPI) were acquired in May, with Specialty Environmental Services (SES) acquired in September. As a result, the total annual used oil collections for PPI, ITC, and SES are approximately 35 million gallons, or approximately 60% of the feedstock requirement for our initial Wellsville facility.

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

In August and September, we were granted two patents from the U.S. Patent Office for our proprietary used motor oil reprocessing and upgrading technology. Together, the patents provide broad coverage for 102 claims of ProTerra(TM), including pivotal elements, which de-chlorinate and de-foul the oil. The patents give us the right to exclude others from using this technology in the United States through September 2017. In addition to these issued domestic patents, we anticipate achieving significant intellectual property protection for ProTerra(TM) in other countries through the issuance of pending international patents.

The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, Texas 75240. Our Internet site can be accessed at www.probex.com. The Company's fiscal year end is September 30. Currently, the Company has 103 full-time employees, located at either the Company's headquarters or at other locations. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

WELLSVILLE PROJECT

We are presently engaged in development of our first production facility, located in Wellsville, Ohio, which will convert used lubricating oils into premium base oils, fuel oil and asphalt flux or modifier.

In June 1999, we secured from The Port Authority of Columbiana County, Ohio an option agreement to purchase a 22-acre site in Wellsville, Ohio, for our first domestic facility (See Note 5). Phase I and Phase II environmental studies have been or are being performed and the Wellsville site is currently being readied for development.

Probex has formed a strategic alliance with Bechtel, a global engineering/construction firm, for turnkey engineering, procurement and construction (EPC) services worldwide. The EPC agreement will include contracts encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments.

The Company is in negotiations with various debt and equity partners to provide the financing for the initial facility and that financing will be used to fund capital costs, working capital, construction period interest, and financing expenses and fees. With regard to technical risk coverage for the senior project lender, we intend to match any SPI Policy which may be issued by the Hartford Steam Boiler Inspection & Insurance Company with cost and schedule guarantees from Bechtel. Finally, Probex is in the process of securing the product off-take contracts necessary to provide the revenue streams to support projected debt service requirements.

In October 2000, United Infrastructure Company, LLC (UIC) an affiliate of Bechtel made a direct equity investment in Probex totaling $1 million in support of the development and commercialization of the Wellsville facility. An additional $1 million investment was made in February 2001. UIC has agreed, subject to certain mutually agreed conditions, to make additional direct equity investments totaling $3 million toward the financing of Wellsville. UIC also has the option to make future investments in Probex of up to $7.5 million for each subsequent plant, or a higher amount as mutually agreed, from time to time, for as long as an EPC agreement between Probex and Bechtel exists.

CURRENT QUARTER COMPANY UPDATES

In November 2000, we successfully completed a private placement of $12.5 million in aggregate principal amount, before offering costs of $2,076,423, of 7% senior secured convertible notes due November 2004. These notes were issued by our wholly owned subsidiary, PFR, secured by the assets of PFR, guaranteed by Probex and are convertible into shares of Probex common stock. The conversion price of these notes into common stock is $1.40. The proceeds from the sale of the notes were used to repay indebtedness incurred in connection with the acquisition of SES, and will be used to finance ongoing operations and working capital.

In December 2000, we engaged Credit Suisse First Boston Corporation (CSFB), a leading global investment banking firm, as our exclusive financial advisor to assist us in structuring and arranging financing for the construction of Wellsville and additional lubricating oil plants worldwide.

In order to continue with our business plan of commercializing ProTerra(TM), we will require significant additional capital in the form of a combination of debt and equity in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio, The remaining amount will be used for targeted market expansion, acquisitions of additional used oil gatherers and working capital related purposes. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR, which we believe will generate an estimated $5,000,000 in annual cash flow to supplement our working capital requirements. However, there can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional funding, if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

FINANCIAL ANALYSIS OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

OPERATING REVENUE. Total operating revenue for the three months ended December 31, 2000 was $3,602,800 as compared to none for the three months ended December 31, 1999. The September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI/ITC directly contributed to used oil collections related revenue recognized for this period. The lack of operating revenue for the three months ended December 31, 1999 reflects the developmental stage of the business.

COST OF SALES. Total cost of sales for the three months ended December 31, 2000 was $1,050,855 as compared to none for the three months ended December 31, 1999. The September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI/ITC directly contributed to used oil collections-related cost of sales for this period. The cost of sales as a percentage of revenue was reduced for the period due to the purchase of SES, which primarily collects used oil directly from the generator, compared with PPI/ITC, which primarily aggregates oil from other collectors and therefore has higher costs of sales. The lack of cost of sales for the three months ended December 31, 1999 reflects the developmental stage of the business.

OPERATING EXPENSE. Total operating expense for the three months ended December 31, 2000 was $1,831,882 as compared to none for the three months ended December 31, 1999. As discussed previously, the September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI/ITC directly contributed to used oil collections related operating expense recognized this period. The lack of operating expenses for the three months ended December 31, 1999 reflects the developmental stage of the business.

RESEARCH AND DEVELOPMENT. Total research and development expense for the three months ended December 31, 2000 was $865,502 as compared to $271,351 for the three months ended

December 31, 1999. The increase in research and development expense is attributable to additional resources, including employees, consultants, and testing, required to advance the commercialization of the Company's proprietary reprocessing technology, ProTerra(TM).

SELLING, GENERAL AND ADMINISTRATION. Total selling, general and administration expense for the three months ended December 31, 2000 was $1,713,192 as compared to $452,054 for the three months ended December 31, 1999. The increase in selling, general and administration expense is attributable to additional resources, including employees, consultants, legal counsel, and other infrastructure changes, required to advance the commercialization of ProTerra(TM).

DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense for the three months ended December 31, 2000 was $289,320 as compared to $54,755 for the three months ended December 31, 1999. The primary increase in depreciation and amortization expense is attributable to fixed assets and goodwill related to the September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI/ITC.

INTEREST - NET. Total interest - net expense for the three months ended December 31, 2000 was $4,140,887 as compared to ($10,124) for the three months ended December 31, 1999. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recorded non-cash interest charges of approximately $4 million related to corporate financing activities for the three months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

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

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2000, we issued the securities listed below:

In October, the Company issued 500,000 shares of common stock to United Infrastructure Company, LLC pursuant to that certain Stock Purchase Agreement, dated as of October 12, 2000, by and between the Company and United Infrastructure Company. As consideration for the issuance of the shares of common stock, United Infrastructure Company paid the Company an aggregate of $1 million, or $2.00 per share.

In November, the Company declared and paid a dividend on its Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), in the form of shares of common stock of the Company. Pursuant to the terms of the Series A Preferred Stock, dividends are payable, at the Company's option, in shares of common stock at a deemed value of $1.50 per share. The dividend payment on the Series A Preferred Stock was $269,706, resulting in the issuance of an aggregate of 179,804 shares of common stock.

In November, the Company agreed to issue 16,666 shares of common stock to a consultant as consideration for consulting services rendered to the Company. As of December 31, 2000, stock certificates representing these shares had not been issued.

In November, the Company issued warrants to purchase an aggregate of 500,000 shares of its common stock to three lenders in connection with a short-term loan in the aggregate principal amount of $1.25 million made by such lenders to the Company. Such warrants are exercisable at $1.9625 per share and expire on November 2, 2005. As consideration for services rendered in connection with the placement of the short-term loan, the Company issued a warrant to purchase an aggregate of 100,000 shares of common stock to a placement agent at an exercise price of $1.9625 per share expiring on November 2, 2005. The exercise prices of these warrants were subsequently reduced to $1.40 per share in accordance with the terms of the warrants.

In November, the Company's wholly-owned subsidiary, Probex Fluids Recovery, Inc.
(PFR), placed $12.5 million in aggregate principal amount of its 7% Senior Secured Convertible Notes Due November 2004 (the "Senior Notes"). The Senior Notes are secured by PFR's assets, guaranteed by the Company and convertible into the Company's common stock at a conversion price of $1.40 per share. As consideration for services rendered in connection with the placement of the Senior Notes, the Company issued warrants to purchase an aggregate of 1,218,357 shares of common stock to placement agents and consultants at an exercise price of $1.40 per share and expiring on November 28, 2003.

From October to November, the Company granted options to purchase an aggregate of 412,000 shares of its common stock to directors, executive officers and employees of the Company under its 1999 Omnibus Stock and Incentive Plan, as amended and restated.

In December, an institutional investor in the Company exercised its conversion right under that certain Convertible Promissory Note, dated as of August 30, 2000, made by the Company in favor of that investor in the aggregate principal amount of $1.5 million. As a result of such conversion, and a corresponding adjustment in the conversion price pursuant to the terms of the note, 1,099,107 shares of common stock were issuable to that investor. As of December 31, 2000, the shares of common stock had not been issued but were issued in early February 2001. As consideration for services rendered in connection with the placement of the Convertible Promissory Note, the Company issued a warrant to purchase 160,417 shares of common stock to a placement agent, exercisable at $1.40 per share and expiring on November 29, 2005.

In December, the Company issued 100,000 shares of its common stock to one individual for an aggregate purchase price of $140,000, or $1.40 per share. As consideration for services rendered in connection with the placement of these shares of common stock, the Company issued a warrant to purchase 14,000 shares of common stock to a placement agent, exercisable at $1.40 per share and expiring on December 26, 2005.

With respect to the issuance of common stock as a dividend to the holders Series A Preferred Stock, we relied on Section 2(a)(3) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the dividend was not an event of sale. With respect to the issuance of the common stock to United Infrastructure Company, LLC and the placement of the Senior Notes, we relied on Rule 506 of Regulation D promulgated by Securities and Exchange Commission under the Securities Act of 1933, as amended. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5. OTHER INFORMATION

For information relating to certain other transactions by the Company through December 31, 2000, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-QSB. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS

a)       EXHIBITS

Exhibit
Number            Description

4.3.17 Form of Class "AA" Warrants, exercisable at $3.12 per share, expiring May 23, 2005.

4.3.19 Form of Class "AD" Warrants, exercisable at $ 1.9625 per share, expiring November 2, 2005.

4.3.20 Form of Class "AE" Warrants, exercisable at $1.40 per share, expiring November 28, 2003.

4.3.21 Form of Class "AG" Warrants, exercisable at $1.40 per share, expiring November 29, 2005.

4.3.22 Form of Class "AH" Warrants, exercisable at $1.40 per share, expiring December 26, 2005.

10.23 Financial Advisory Fee Agreement, dated as of October 11, 2000, by and between the registrant and credit Suisse First Boston Corporation.

b)       REPORTS ON FORM 8-K

-        The Registrant filed a current report on Form 8-K on October 16, 2000.
         This filing reported under Item 2 that on September 29, 2000, the Registrant, through its wholly owned subsidiary, Probex Fluids Recovery, Inc., acquired substantially all of the assets of Specialty Environmental Services ("SES"), a division of the Pennzoil-Quaker State Company. Additionally, under Item 5 the Registrant reported that it had changed its legal domicile from Colorado to Delaware pursuant to a reincorporation merger.

- On December 12, 2000, the Registrant filed an amendment to its current report on Form 8-K filed on October 16, 2000. This amendment reported under Item 7: (a) the audited financial statements of SES, including:
         (i) balance sheet as of September 29, 2000, (ii) statements of income and retained earnings for the nine months ended September 29, 2000, and the year ended December 31, 1999, (iii) statements of cash flows for the nine months ended September 29, 2000, and the year ended December 31, 1999, and (iv) the notes to the financial statements; and (b) the pro forma combined condensed statement of operations for the year ended September 30, 2000. Additionally, under Item 5 the Registrant reported the completion of a private placement of Senior Secured Convertible Notes Due November 2004 through its wholly-owed subsidiary, Probex Fluids Recovery, Inc., in the aggregate principal amount of $12.5 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PROBEX CORP.
                                        (Registrant)




Date:    February 14, 2001           By: /s/ CHARLES M. RAMPACEK
                                        ----------------------------------------
                                         Charles M. Rampacek, President
                                         and Chief Executive Officer



Date:    February 14, 2001           By: /s/ BRUCE A. HALL
                                        ----------------------------------------
                                        Bruce A. Hall, Senior Vice President
                                        and Chief Financial Officer



Date:    February 14, 2001           By: /s/ JOHN N. BROBJORG
                                        ----------------------------------------
                                        John N. Brobjorg, Corporate
                                        Controller and Chief Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.3.17   Form of Class "AA" Warrants, exercisable at $3.12 per share, expiring
         May 23, 2005.

4.3.19 Form of Class "AD" Warrants, exercisable at $ 1.9625 per share, expiring November 2, 2005.

4.3.20   Form of Class "AE" Warrants, exercisable at $1.40 per share, expiring
         November 28, 2003.

4.3.21   Form of Class "AG" Warrants, exercisable at $1.40 per share, expiring
         November 29, 2005.

4.3.22   Form of Class "AH" Warrants, exercisable at $1.40 per share, expiring
         December 26, 2005.

10.23 Financial Advisory Fee Agreement, dated as of October 11, 2000, by and between the Registrant and Credit Suisse First Boston Corporation.