Form 10QSB
period 2001-03-31
PROBEX CORP
filed 2001-05-15
CIK 845880

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

       FOR QUARTER ENDED MARCH 31, 2001   COMMISSION FILE NO. 001-15567

                                  PROBEX CORP.
               (Exact name of registrant as specified in charter)

               DELAWARE                                    33-0294243
     ----------------------------              ---------------------------------
     (State or other Jurisdiction              (IRS Employer Identification No.)
          of Incorporation)

13355 NOEL ROAD, SUITE 1200, DALLAS, TX                     75240
----------------------------------------                  ----------
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

                                 YES  X   NO
                                     ---     ---

As of May 10, 2001, there were 27,945,067 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES      NO  X
    ---     ---

                                  PROBEX CORP.
                                 MARCH 31, 2001
                                      INDEX

                                                                                                          PAGE NO.
                                                                                                          --------

PART I       FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets (unaudited) as of March 31, 2001 and September 30, 2000..........................................................................1

             Consolidated Condensed Statements of Operations (unaudited) for the three and six months ended March 31, 2001 and 2000........................................................2

             Consolidated Condensed Statement of Stockholders' Equity (unaudited) for the six months ended March 31, 2001.....................................................................3

             Consolidated Condensed Statements of Cash Flows (unaudited) for the six months ended March 31, 2001 and 2000...................................................................4

             Notes to Interim Consolidated Condensed Financial Statements (unaudited)........................5

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................................13

PART II      OTHER INFORMATION

     Item 1. Legal Proceedings..............................................................................18

     Item 2. Changes in Securities and Use of Proceeds......................................................18

     Item 3. Defaults Upon Senior Securities................................................................19

     Item 4. Submission of Matters to a Vote of Security Holders............................................19

     Item 5. Other Information..............................................................................20

     Item 6. Exhibits and Reports on Form 8-K...............................................................21

SIGNATURES..................................................................................................22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  PROBEX CORP.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       MARCH 31,     SEPTEMBER 30,
                                                                         2001            2000
                                                                     ------------    ------------
ASSETS
Cash and cash equivalents                                            $    825,462    $    434,812
Accounts and notes receivable                                           2,117,200       1,737,173
Inventories                                                               197,313          98,161
Prepaid and other                                                         152,881         115,848
                                                                     ------------    ------------
TOTAL CURRENT ASSETS
                                                                        3,292,856       2,385,994

Property, plant and equipment - net                                    13,206,540       6,382,595
Goodwill - net                                                          6,691,417       6,925,837
Patents - net                                                             296,225         148,106
Deferred financing costs - net                                          2,691,948              --
Other assets                                                              390,267         417,683
                                                                     ------------    ------------
TOTAL ASSETS                                                         $ 26,569,253    $ 16,260,215
                                                                     ============    ============

LIABILITIES
Accounts payable                                                     $    749,183    $  1,158,936
Accrued liabilities                                                     4,680,127       1,959,954
Current maturities of capital lease obligations                           136,415          25,732
Short-term debt - net of note discount                                  2,627,089       7,214,037
Current maturities of long-term debt                                      268,747         300,000
                                                                     ------------    ------------
TOTAL CURRENT LIABILITIES                                               8,461,561      10,658,659

Capital lease obligations, long-term                                      135,937          43,491
Long-term debt                                                         13,625,415       1,200,000
                                                                     ------------    ------------
TOTAL LIABILITIES                                                      22,222,913      11,902,150

COMMITMENTS AND CONTINGENCIES                                                  --              --

STOCKHOLDERS' EQUITY
Series A 10% Cumulative Convertible Preferred Stock, $0.001 par
value, authorized 10,000,000 shares:
issued - 535,000 at Mar. 31, 2001 and at Sep. 30, 2000                        535       4,634,412
Common Stock, $0.001 par value, authorized 100,000,000 shares:
issued-28,398,559 at Mar. 31, 2001 and 25,531,137 at Sep. 30, 2000         28,398      12,705,748
subscribed-None at Mar. 31, 2001 and at Sep. 30, 2000                          --              --
Additional Paid In Capital                                             29,720,261       2,889,731
Deferred stock compensation expense                                      (889,816)     (1,233,153)
Accumulated Deficit                                                   (24,512,411)    (14,638,046)
Less: Treasury Stock (common: 62,690 shares at Mar. 31, 2001
and at Sep. 30, 2000) at cost                                                (627)           (627)
                                                                     ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                              4,346,340       4,358,065
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 26,569,253    $ 16,260,215
                                                                     ============    ============

             See Notes to Interim Consolidated Financial Statements

                                  PROBEX CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               MARCH 31                      MARCH 31
                                          2001           2000           2001           2000
                                      -----------    -----------    -----------    -----------

REVENUES                              $ 4,077,374    $        --    $ 7,680,174    $        --

COST OF SALES                           2,008,174             --      3,059,029             --
                                      -----------    -----------    -----------    -----------
GROSS PROFIT                            2,069,200      4,621,145

EXPENSES:

Operating                               1,739,361             --      3,571,243             --

Research and development                  866,458        346,792      1,731,960        618,143
Selling, general and administrative     1,876,142        681,138      3,589,334      1,133,192

Depreciation and amortization             304,279         54,419        593,599        109,174
                                      -----------    -----------    -----------    -----------
TOTAL EXPENSES                          4,786,240      1,082,349      9,486,136      1,860,509
                                      -----------    -----------    -----------    -----------

OPERATING LOSS                         (2,717,040)    (1,082,349)    (4,864,991)    (1,860,509)


Interest - net                           (586,877)        30,264     (4,727,764)        40,388

Other - net                                    --         10,933         (1,821)        10,933

Provision for income tax                  (13,000)            --        (13,000)            --
                                      -----------    -----------    -----------    -----------

NET LOSS                              $(3,316,917)   $(1,041,152)   $(9,607,576)   $(1,809,188)
                                      ===========    ===========    ===========    ===========

NET LOSS PER SHARE                    $     (0.12)   $     (0.05)   $     (0.36)   $     (0.09)
                                      ===========    ===========    ===========    ===========

                                  PROBEX CORP.
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                           Preferred Stock                Common Stock
                                                     ---------------------------   --------------------------    Additional
                                                       Shares                        Common                       Paid In
                                                       Issued         Amount       Stock (Shrs)     Amount        Capital
                                                     -----------   -------------   ------------  ------------   ------------

BALANCE AT SEPTEMBER 30, 2000                           535,000    $  4,634,412     25,531,137   $ 12,705,748   $  2,889,731
  Reclass of excess of $0.001 par per share to
    additional paid in capital                                       (4,633,877)                  (12,680,004)    17,313,881
  Issued for consulting services                                                        30,330             31         58,922
  Issued for conversion of debt                                                      1,099,107          1,099      1,537,234
  Issued from private stock sale                                                     1,314,286          1,314      1,830,777
  Preferred Stock dividend paid out in Common Stock                                    179,804            180        269,526
  Debenture note interest paid out in Common Stock                                      29,609             30         51,353
  Preferred Stock dividend accrual
  Amortization of Deferred Stock Expense
  Warrants granted to non employees                                                                                2,043,357
  Amortization related to employee stock options
  Additional paid in capital related to interest
    expense on 7% convertible debentures                                                                           3,125,000
  Discounts related to warrants attached to bridge
    loans                                                                                                            600,480

 Net loss
                                                     ----------    ------------     ----------   ------------   ------------

BALANCE AT MARCH 31, 2001                               535,000    $        535     28,184,273   $     28,398   $ 29,720,261
                                                     ==========    ============     ==========   ============   ============

                                                          Deferred                         Treasury Stock          Total
                                                            Stock        Accumulated     -------------------   Stockholders'
                                                           Expense         Deficit        Shares     Amount       Equity
                                                        -------------   -------------    --------   --------   -------------

BALANCE AT SEPTEMBER 30, 2000                           $ (1,233,153)   $(14,638,046)    (62,690)   $  (627)   $  4,358,065
  Reclass of excess of $0.001 par per share to
    additional paid in capital                                                                                           --
  Issued for consulting services                                                                                     58,953
  Issued for conversion of debt                                                                                   1,538,333
  Issued from private stock sale                                                                                  1,832,091
  Preferred Stock dividend paid out in Common Stock                                                                 269,706
  Debenture note interest paid out in Common Stock                                                                   51,383
  Preferred Stock dividend accrual                                          (266,789)                              (266,789)
  Amortization of Deferred Stock Expense                       1,042                                                  1,042
  Warrants granted to non employees                                                                               2,043,357
  Amortization related to employee stock options             342,295                                                342,295
  Additional paid in capital related to interest
    expense on 7% convertible debentures                                                                          3,125,000
  Discounts related to warrants attached to bridge
    loans                                                                                                           600,480

 Net loss                                                                 (9,607,576)                            (9,607,578)
                                                        ------------    ------------     -------    -------    ------------

BALANCE AT MARCH 31, 2001                               $   (889,816)   $(24,512,411)    (62,690)   $  (627)      4,346,340
                                                        ============    ============     =======    =======    ============

                                  PROBEX CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED MARCH 31,
                                                          2001            2000
                                                      ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                              $ (9,607,576)   $ (1,809,188)
Adjustments:
   Depreciation and amortization                           593,599         109,174
   Stock option compensation                               342,295              --
   Stock issued for consulting services                     58,953           7,563
   Stock issued for employee compensation                    1,042           2,084
   Interest expense related to 7% convertible notes      3,176,383              --
   Amortization of deferred financing costs              1,052,681              --
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes
       receivable                                         (380,027)        (22,864)
      (Increase) decrease in inventories                   (99,152)             --
      (Increase) decrease in prepaid and other             (37,033)        (43,795)
      (Increase) decrease in other assets                   27,416              --
      Increase (decrease) in accounts payable             (409,753)        143,076
      Increase (decrease) in accrued liabilities           492,066              --
                                                      ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES
                                                        (4,789,106)     (1,613,950)
CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property, plant and equipment               (4,651,349)     (1,019,454)
Cost of patents                                           (156,150)        (80,466)
                                                      ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES
                                                        (4,807,499)     (1,099,920)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Principal payment on capital lease obligation              (51,258)         (5,281)
Proceeds from short-term borrowings                      4,550,000              --
Principal payment on short-term borrowings              (7,247,865)             --
Proceeds from long-term borrowings                      12,500,000              --
Principal payment on long-term borrowings                  (74,585)             --
Deferred financing costs                                (1,521,128)             --
Proceeds from sale of preferred stock                           --       3,216,327
Proceeds from sale of common stock                       1,832,091       1,288,176
                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                         9,987,255       4,499,222

NET INCREASE IN CASH                                       390,650       1,785,352

CASH AT BEGINNING OF PERIOD                                434,812       2,658,055
                                                      ------------    ------------

CASH AT END OF PERIOD                                 $    825,462    $  4,443,407
                                                      ============    ============

CASH INTEREST PAID                                    $    237,054    $        916
                                                      ============    ============

                                  PROBEX CORP.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refers to Probex Corp. and its subsidiaries.

Probex Corp. is engaged in the commercialization of its proprietary, patented technology, ProTerra(TM). ProTerra's primary application is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. On May 1, 2000, we acquired substantially all of the assets of Petroleum Products, Inc. (PPI) and Intercoastal Trading Company, Inc. together with PPI, ("PPI/ITC"), and, as a result, began recognizing revenue related to the used oil collection business, which allowed us to emerge from the developmental stage. On the close of business on September 29, 2000, we acquired substantially all of the assets of Specialty Environmental Services ("SES"), a division of Pennzoil-Quaker State. While our primary business will be the reprocessing and upgrading of used lubricating oils, our current revenues are solely derived from our used oil collection and sales in the United States.

The Company is highly leveraged. At March 31, 2001, our ratio of total indebtedness to equity was 5.11. Our ability to repay our indebtedness and related interest charges is dependent upon our ability to obtain additional capital. However, we are in the process of securing additional financing later this fiscal year (see Note 6), which may improve the ratio of total indebtedness to equity.

In order to continue with our business plan of commercializing our patented technology for reprocessing used lubricating oil, we will require significant additional capital in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio, The remaining amount will be used for targeted market expansion, acquisitions of additional used oil collectors and working capital. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, Probex Fluids Recovery, Inc. (PFR), which we believe will generate an estimated $3,000,000 in cash flow in fiscal 2001 to supplement our working capital requirements. We are currently working with our financial advisors to raise over $100 million in project financing related to the construction of our Wellsville facility and believe that we will be successful in this endeavor. However, there can be no assurance that this additional financing will be available when needed or that, if available, such financing can be completed on commercially favorable terms. Failure to obtain additional funding, if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

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

Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

The balance sheet at March 31, 2001 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

GOODWILL

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis of 15 years. Accumulated amortization of goodwill was $341,279 at March 31, 2001.

PATENTS

Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $12,386 at March 31, 2001.

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

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or future deductibility is uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.

The Company has incurred net operating losses for federal income tax purposes and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non current deferred tax assets have been fully reserved at March 31, 2001 and September 30, 2000. At March 31, 2001, we recorded a $13,000 provision for current year state income tax.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value at March 31, 2001.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of these Consolidated Financial Statements, we had no components of Other Comprehensive Income as defined by Statement of Financial Accounting Standards No. 130.


LOSS PER COMMON SHARE

Basic loss per share is computed only on the weighted average number of shares of common stock outstanding during the respective periods.

The effect of stock options, warrants, and convertible securities that aggregated 27,139,579 and 12,353,684 shares as of March 31, 2001 and 2000, respectively, would be anti-dilutive due to our losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted loss per share for the respective periods.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133, as amended by SFAS 138, is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 as of October 1, 2000 has not had any impact on the financial position or results of operations of the Company because we have no derivatives or hedges.

RECLASSIFICATIONS

Certain accounts have been reclassified to conform to the current period's presentation.

2. PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

                                      March 31, 2001   September 30, 2000
                                      --------------   ------------------
Land and land improvements             $    135,000       $    135,000
Buildings and leasehold improvements        261,048            257,270
Machinery and equipment                   3,563,827          3,054,167
Deferred plant design costs              10,208,914          3,547,259
                                       ------------       ------------
                                         14,168,789          6,993,696
Accumulated depreciation                   (962,249)          (611,101)
                                       ------------       ------------
                                       $ 13,206,540       $  6,382,595
                                       ============       ============

At March 31, 2001, property, plant and equipment included approximately $10.2 million of costs related to the development and pre-construction design of our first reprocessing facility. The facility is anticipated to be built in Wellsville, Ohio, and is expected to be placed into service during the second half of 2002. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the completion of the facility is dependent upon completion of plant financing and other items such as weather, labor conditions and contractor performance.

Depreciation expense was $351,148 and $109,174 for the six months ended March 31, 2001 and 2000, respectively.

3. SHORT-TERM AND LONG-TERM INDEBTEDNESS

SHORT-TERM DEBT

At March 31, 2001, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $47,425 was outstanding. The interest rate at the close of business on March 31, 2001 was 11%.

On August 30, 2000, we issued a convertible promissory note in the aggregate principal amount of $1.5 million at 10% per annum to the General Conference Corporation of Seventh-day Adventists for working capital purposes. The entire principal balance plus accrued interest was converted into 1,099,107 shares of common stock at maturity on November 30, 2000.

On September 29, 2000, in conjunction with the acquisition of substantially all the assets of SES, we issued a short-term note to the seller. The Company agreed to pay the seller the principal sum of $5,550,000, together with interest at a rate equal to 13% for the first 30 days, and an interest rate equal to 18% thereafter. On October 13, 2000, the Company repaid $1,000,000 plus accrued interest of $30,063; on November 2, 2000, the Company repaid another $1,000,000 plus accrued interest of $37,284.72; and on November 29, 2000, the Company repaid the final $3,550,000 plus accrued interest of $49,700.

On November 2, 2000, the Company issued promissory notes in the aggregate principal amount of $1.25 million at 12% per annum for working capital purposes. On December 12, the Company repaid all principal and related accrued interest.

In December 2000, the balance of the $100,000 8% acquisition note plus accrued interest was repaid. On January 22, 2001, we issued to three Company officers, promissory notes in the aggregate principal amount of $300,000 at 10% per annum for working capital purposes. On February 5, 2001, we repaid all principal and related accrued interest.

On February 12, 2001, we issued promissory notes in the aggregate principal amount of $3 million at 10% per annum for working capital purposes. In connection with these notes, we incurred $600,480 of discount on note costs, related to warrants issued to underwriters and note holders. These costs are being amortized over the term of the notes and charged to interest expense.

LONG-TERM DEBT

Our long-term debt at March 31, 2001 consisted of the following:

                                     March 31, 2001   September 30, 2000
                                     --------------   ------------------
7% Senior Secured Convertible Notes   $ 12,500,000       $         --
8% Acquisition note                      1,394,162          1,500,000
                                      ------------       ------------
                                        13,894,162          1,500,000
Less current portion                      (268,747)          (300,000)
                                      ------------       ------------
                                      $ 13,625,415       $  1,200,000
                                      ============       ============

On May 1, 2000, in conjunction with the acquisition of substantially all of the assets of PPI, we issued a promissory note to the seller. We have agreed to pay the seller the principal sum of $1,500,000 together with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note is due and payable in semi-annual installments of $150,000, plus interest amortized, from 2001 to 2005. On January 2, 2001, we paid the first of these semi-annual installments.

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

In connection with these notes, we incurred $2,076,423 of deferred financing costs, including $1,218,357 related to warrants issued to underwriters. These costs are being amortized over the term of the notes.

4. STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK

Private Placements:

On October 12, 2000, we received a subscription with a provision for lower price for 500,000 shares of common stock at $2.00 per share resulting in $1,000,000 of cash proceeds. Effective March 31, 2001, the lower price provision went into effect and we issued an additional 214,286 shares of common stock to the purchaser in order to bring the effective common stock subscription price to $1.40 per share.

On December 29, 2000, we received a subscription for 100,000 shares of common stock at $1.40 per share resulting in $140,000 of cash proceeds.

As result of these stock issuances, we incurred $307,908 of stock issuance costs and these have been recorded as offering costs and offset against the common stock proceeds in the Consolidated Financial Statements.

On February 5, 2001, we received a subscription for 714,286 shares of common stock at $1.40 per share resulting in $1,000,000 of cash proceeds.

Issued to Non Employees for Services Rendered:

On November 9, 2000, we agreed to issue 16,666 shares of Common Stock to one consultant as compensation for services rendered.

On February 6, 2001, we issued 29,609 shares of Common Stock to holders of PFR's 7% Senior Secured Convertible Note due November 2004 as interest for the one-month period ended December 31, 2000.

On February 13, 2001, we agreed to issue 13,664 shares of Common Stock to a consultant as compensation for services rendered. Certificates representing these shares were subsequently issued in May 2001.

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

WARRANTS

The following table summarizes activity related to warrants and contingent warrants:

                                   Warrants   Ave Price  Ave Life
                                  ----------  ---------  --------

Balance at September 30, 2000     4,847,604     $1.38      2.72
    Granted                       3,926,071      1.54      4.82
    Exercised                             0      0.00      0.00
    Expired                               0      0.00      0.00
                                  ---------     -----     -----
Balance at March 31, 2001         8,773,675     $1.45      3.66
                                  ---------     -----     -----

Included in the above are warrants to purchase 685,000 Common Shares at March 31, 2001, that are contingent upon the occurrence of future events, which have not yet occurred. - See Subsequent Events

OPTIONS

In July 1999, we adopted the 1999 Omnibus Stock and Incentive Plan (the "1999 Plan") in order to grant stock options to purchase an aggregate of 2,750,000 shares thereunder. The plan is administered by the compensation committee of the board of directors. In July 2000, the shareholders of the Company adopted the 1999 Omnibus Stock and Incentive Plan, as amended, primarily to increase the number of shares available under such plan from 2,750,000 to 5,750,000. In February 2001, our shareholders adopted an amendment to the 1999 Omnibus Stock and Incentive Plan, as amended, primarily to increase the number of shares available under such plan from 5,750,000 to 8,750,000.

The following table summarizes activity related to options:

                                                     Options
                                                    ---------

Balance at September 30, 2000                       5,338,000
    Granted                                         1,246,000
    Exercised                                               0
    Canceled                                                0
                                                    ---------
Balance at March 31, 2001                           6,584,000
                                                    ---------

All options issued to employees during the six months ended March 31, 2001 were issued with exercise prices equal to or greater than fair market value.

5. COMMITMENTS AND CONTINGENCIES

In June 1999, we secured from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, a 12-month option in the amount of $1,350,000 to purchase a 22-acre site for our first domestic facility. We paid $5,000 for the option. Additionally, the site and other surrounding property will be improved by construction of an adjacent highway interchange primarily using Federal funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2002. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease are $20,000 per month and payments in total will be credited against the purchase price. On April 25, 2001, the lease/purchase option was extended through August 2001.

6. SUBSEQUENT EVENTS

On April 30, 2001, we issued promissory notes in the aggregate principal amount of $335,000 at 10% per annum for working capital purposes.

During April 2001, warrants to purchase Common Stock, expiring April 26, 2001, were exercised at a price of $1.00 per share resulting in the issuance of an aggregate of 228,075 shares of Probex Common stock and cash proceeds of $228,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The following discussion includes forward-looking statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek', "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate;
2) mistakes in cost estimates and cost overruns; 3) the Company's inability to obtain financing for general operations including the financing of plants and the marketing of the Company's products; 4) non-acceptance of one or more products of the Company in the market place for whatever reason; 5) the Company's inability to meet market demand for its products; 6) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 7) development of a similar competing technology; 8) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; 9) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 10) if the Company experiences unanticipated problems and/or force majeure events (including, but not limited to accidents, fires, acts of God etc.) or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refers to Probex Corp. and its subsidiaries.

GENERAL

Probex is an energy technology company, specializing in environmental services, which has developed, patented, and begun commercialization of, a proprietary reprocessing technology (ProTerra(TM)). The primary application of ProTerra is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. We have invested the majority of our resources since inception on research and development of ProTerra. Site-clearing activities have been conducted for our first reprocessing facility in Wellsville, Ohio, in preparation for construction, and operating start up is targeted for the second half of 2002. Subsequent plants are anticipated at sites along the Gulf Coast, in the Northeast, Southeast, Southern California and in Europe.

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

We have formed critical strategic alliances with The Hartford Steam Boiler Inspection & Insurance Company (HSB), Bechtel Corporation (Bechtel) and Environmental Resources Management (ERM). All three are direct or indirect investors in Probex. In addition, we have engaged Credit Suisse First Boston as our exclusive financial advisor.

In conjunction with the commercialization of our technology, we have formed a wholly owned subsidiary, Probex Fluids Recovery, Inc. (PFR). PFR's goal is to establish a strong and profitable market position in the collection of used lubricating oil to help ensure a reliable, high quality feedstock supply for Probex reprocessing facilities at competitive prices. PFR intends to increase its market position through targeted market expansion, acquisitions, and supply contracts, as required. Until Probex reprocessing plants come on line, the used oil collected by PFR will continue to be sold into the fuel markets, providing positive cash flow to Probex and helping to offset overhead expenses incurred in the commercialization of ProTerra.

Probex acquired three used oil collection companies in 2000. Intercoastal Trading Company (ITC) and Petroleum Products Inc. (PPI) were acquired in May, with Specialty Environmental Services (SES) acquired in September. As a result, the total annual used oil collections for PFR are currently approximately 35 million gallons, or approximately 60% of the feedstock requirement for our initial Wellsville facility.

The commercialization of our technology, the targeted market expansion of our used lubricating oil collection business, acquisitions of additional used oil collection companies, and the construction and operation of our initial plant facility, will require significant additional capital. At this time, there can be no assurance that we will be successful in raising this additional capital upon terms acceptable to us.

In August and September 2000, we were granted two patents from the U.S. Patent Office for our proprietary used lubricating oil reprocessing and upgrading technology. Together, the patents provide broad coverage for 102 claims of ProTerra, including pivotal elements, which de-chlorinate and de-foul the oil. The patents give us the right to exclude others from using this technology in the United States through September 2017. In addition to these issued domestic patents, we anticipate achieving significant intellectual property protection for ProTerra in other countries through the issuance of pending international patents.

The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, Texas 75240. Our Internet site can be accessed at www.probex.com. The Company's fiscal year end is September 30. Currently, the Company has 109 full-time employees, located at either the Company's headquarters or at other locations. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

WELLSVILLE PROJECT

We are presently engaged in development of our first production facility, located in Wellsville, Ohio, which will convert used lubricating oils into premium base oils, fuel oil and asphalt flux or modifier.

In June 1999, we secured from The Port Authority of Columbiana County, Ohio an option to purchase a 22-acre site in Wellsville, Ohio, for our first domestic facility (See Note 5 to the financial statements). Phase I and Phase II environmental studies have been or are being performed and the Wellsville site is currently being readied for construction.

Probex has formed a strategic alliance with Bechtel, a global engineering/construction firm, for turnkey engineering, procurement and construction (EPC) services worldwide. The EPC agreement will encompass industry-standard design, material, and workmanship warranties as well as appropriate credit-support commitments.

We are in negotiations with various lenders to provide project financing for the initial facility. In connection with this proposed financing, we are seeking to secure technology risk coverage from HSB and several other parties who have expressed interest, and will complement the coverage with cost and schedule guarantees from Bechtel. Finally, Probex is in the process of finalizing the product off-take contracts necessary to provide the revenue streams to support projected debt service requirements.

In October 2000, United Infrastructure Company, LLC (UIC), an affiliate of Bechtel, made a direct equity investment in Probex totaling $1 million in support of the development of the Wellsville facility. An additional $1 million investment was made in February 2001. UIC has agreed, subject to certain mutually agreed conditions, to make additional direct equity investments totaling $3 million toward the financing of Wellsville. UIC also has the option to make future investments in Probex for each subsequent plant for as long as the Alliance Agreement between Probex and Bechtel is in effect.

CURRENT QUARTER COMPANY UPDATES

In February 2001, we announced a strategic alliance with Bechtel Corporation under which Bechtel will provide engineering, procurement and construction services for Probex's facilities worldwide. The initial application of this alliance will be Probex's first plant to be located in Wellsville, Ohio.

In March 2001, the Ohio Environmental Protection Agency (OEPA) issued the Final Air Permit for our planned Wellsville used oil reprocessing facility.


Probex has completed the process design work with Bechtel for the Wellsville project, and cost estimates continue to be close to our original projections. We have received signed term sheets from manufacturers of blended lubricating oils to purchase approximately 75% of the lube base oil products which will be produced by the Wellsville plant and final contracts have been sent to these customers for their execution. In addition, we have commitments to provide 100% of the used oil feedstock required for the Wellsville facility through a combination of Company-owned feedstock and supply contracts.

FINANCIAL ANALYSIS OF THE THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

OPERATING REVENUE. Total operating revenue for the three months ended March 31, 2001 was $4,077,374 as compared to none for the three months ended March 31, 2000. The September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC directly contributed to used oil collections related revenue recognized for this period, as did positive seasonality factors. The lack of operating revenue for the three months ended March 31, 2000 reflects the developmental stage of the business. Total operating revenue for the six months ended March 31, 2001 was $7,680,174 as compared to none for the six months ended March 31, 2000. Again, the increase in operating revenue is largely attributable to the purchase of PPI, ITC and SES. In addition, seasonality factors increased the average revenue per gallon sold for the three months ended March 31, 2001.

COST OF SALES. Total cost of sales for the three months ended March 31, 2001 was $2,008,174 as compared to none for the three months ended March 31, 2000. The September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC directly contributed to used oil collections-related cost of sales for this period as did seasonality factors. The lack of cost of sales for the three months ended March 31, 2000 reflects the developmental stage of the business. Total cost of sales for the six months ended March 31, 2001 was $3,059,029 as compared to none for the six months ended March 31, 2000. Again, the increase in cost of sales is largely attributable to the purchase of PPI, ITC and SES. However, seasonality factors also increased the Cost of Sales as a percentage of Operating revenue.

OPERATING EXPENSE. Total operating expense for the three months ended March 31, 2001 was $1,739,361 as compared to none for the three months ended March 31, 2000. As discussed previously, the September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC directly contributed to used oil collections related operating expense recognized this period. The lack of operating expenses for the three months ended March 31, 2000 reflects the developmental stage of the business. Total operating expense for the six months ended March 31, 2001 was $3,571,243 as compared to none for the six months ended March 31, 2000. Again, the increase in operating expense is directly attributable to the purchase of PPI, ITC and SES.

RESEARCH AND DEVELOPMENT. Total research and development expense for the three months ended March 31, 2001 was $866,458 as compared to $346,792 for the three months ended March 31, 2000. Total research and development expense for the six months ended March 31, 2001 was $1,731,960 as compared to $618,143 for the six months ended March 31, 2000. The increase in research and development expense is attributable to additional resources, including employees, consultants, and testing, required to advance the commercialization of our proprietary reprocessing technology, ProTerra(TM).

SELLING, GENERAL AND ADMINISTRATION. Total selling, general and administration expense for the three months ended March 31, 2001 was $1,876,142 as compared to $681,138 for the three months ended March 31, 2000. Total selling, general and administration expense for the six months ended March 31, 2001 was $3,589,334 as compared to $1,133,192 for the six months ended March 31, 2000. The increase in selling, general and administration expense is attributable to additional resources, including employees, consultants, legal counsel, and other infrastructure changes, required to advance the commercialization of ProTerra(TM).

DEPRECIATION AND AMORTIZATION. Total depreciation and amortization expense for the three months ended March 31, 2001 was $304,279 as compared to $54,419 for the three months ended March 31, 2000. Total depreciation and amortization expense for the six months ended March 31, 2001 was $593,599 as compared to $109,174 for the six months ended March 31, 2000. The primary increase in depreciation and amortization expense is attributable to fixed assets and goodwill related to the September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC.

INTEREST - NET. Total interest - net expense for the three months ended March 31, 2001 was $586,877 as compared to ($30,264) for the three months ended March 31, 2000. Total interest - net expense for the six months ended March 31, 2001 was $4,727,764 as compared to ($40,388) for the six months ended March 31, 2000. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of approximately $.3 million related to corporate financing activities for the three months ended March 31, 2001, and approximately $4.3 million related to corporate financing activities for the six months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES.

In order to continue with our business plan of commercializing our ProTerra technology, we will require significant additional capital in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio. The remaining amount will be used for targeted market expansion, acquisitions of additional used oil gatherers and working capital related purposes. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR, which we believe will generate an estimated $3,000,000 in cash flow in fiscal 2001 to supplement our working capital requirements. We are currently working with our financial advisors to raise over $100 million in project financing related to the construction of our Wellsville facility and believe that we will be successful in this endeavor. However, there can be no assurance that this additional financing will be available when needed, or that, if available, such financing can be completed on commercially favorable terms. Failure to obtain additional funding, if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

                                     PART II

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

During the three months ended March 31, 2001, we issued the securities listed below:

In January, we issued 214,286 shares of common stock to United Infrastructure Company, LLC (UIC) pursuant to price adjustment provision contained in that certain Stock Purchase Agreement, dated as of October 12, 2000, by and between the Company and UIC.

In January, we issued a warrant to purchase 250,000 shares of the our common stock to UIC for its agreement to relinquish certain registration rights contained in the Registration Rights Agreement, dated as of October 12, 2000, by and between the Company and UIC. The warrant has an exercise price of $1.40 per share and expires on January 22, 2006.

In February, we issued 714,286 shares of common stock to UIC pursuant to that certain Stock Purchase Agreement, dated as of February 2, 2001, by and between the Company and United Infrastructure Company. As consideration for the shares, UIC paid us $1 million, or $1.40 per share.

In February, we paid interest on the 7% Senior Secured Convertible Notes Due November 2004 (the "Senior Notes"), issued by Probex Fluids Recovery, Inc., a wholly-owned subsidiary of the Company, in the form of shares of common stock of Probex. Pursuant to the terms of the Senior Notes, interest is payable in shares of common stock to holders of the Senior Notes who made a one-time election to receive interest payments in the form our common stock. The interest payment on the Senior Notes in the form of common stock was $46,178, resulting in the issuance of an aggregate of 29,609 shares of common stock.

In February, we agreed to issue 13,664 shares of common stock to a consultant as consideration for consulting services rendered to the Company. Certificates representing these shares were issued subsequent to the quarter ended March 31, 2001.

In February, we issued warrants to purchase an aggregate of 1,350,000 shares of its common stock to nine lenders in connection with a short-term loan in the aggregate principal amount of $3 million made by such lenders to the Company. Such warrants are exercisable at $1.719 per share and expire on February 12, 2006. As consideration for services rendered in connection with the placement of the short-term loan, we issued a warrant to purchase an aggregate of 300,000 shares of common stock to a placement agent at an exercise price of $1.719 per share expiring on February 12, 2006.

From January to March, we granted options to purchase an aggregate of 834,000 shares of its common stock to directors, executive officers and employees of the Company under its 1999 Omnibus Stock and Incentive Plan, as amended.

With respect to the issuance of 214,286 shares of common stock to UIC, the issuance of common stock as an interest payment to the holders of Senior Notes, and the issuance of options to purchase common stock, we relied on Section 2(a)(3) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the stock issuance, interest payment, and options, respectively, were not an event of sale. With respect to the issuance of 714,286 shares of common stock to UIC, we relied on Rule 506 of Regulation D promulgated by Securities and Exchange Commission under the Securities Act of 1933, as amended. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
--------------------------------------------------------------------------------

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         Probex held its 2001 Annual Meeting of Stockholders on February 28, 2001 (the "Annual Meeting"). At the Annual Meeting, the stockholders of Probex elected Thomas G. Murray and Thomas G. Plaskett to serve, as Class I directors, until the Annual Meeting of Stockholders to be held in 2002, K. Bruce Jones and Anthony J. Maselli to serve, as Class II directors, until the Annual Meeting of Stockholders to be held in 2003, and Charles M. Rampacek and Bob G. Gower to serve, as Class III directors, until the Annual Meeting of Stockholders to be held in 2004. The stockholders also approved: (i) the amendment to our Certificate of Incorporation to provide for a classified Board of Directors;
(ii) the amendment to our Certificate of Incorporation to remove the ability of stockholders to act by written consent in lieu of a special or annual meeting,
(iii) the issuance of up to 25 million shares of Probex common stock upon conversion of our preferred stock to be offered and sold in one or more private placement transactions; and (iv) the amendment to our 1999 Omnibus Stock and Incentive Plan, as amended and restated, to increase the number of shares available under such plan, and ratified the appointment of Ernst & Young LLP as our independent auditors.

         A total of 22,463,342 shares of common stock were represented in person or by proxy at the Annual Meeting. The following table sets forth, with respect to each of the directors elected, the number of votes case for, and the number of votes withheld, with respect to his election:

NOMINEE                 VOTES FOR     VOTES WITHHELD
--------                ----------    --------------

Thomas G. Murray        21,319,200       1,144,142
Thomas G. Plaskett      19,393,058       3,070,284
K. Bruce Jones          22,450,445          12,897
Anthony J. Maselli      22,452,127          11,215
Charles M. Rampacek     22,454,445           8,897
Bob G. Gower            22,454,445           8,897

         The following tables set forth, with respect to each other proposal submitted to the stockholders, the number of votes cast for and against and the number votes that abstained:

Amendment to our Certificate of Incorporation to provide for a classified Board of Directors.

         For                      Against                    Abstain
     ----------                  ---------                   -------

     16,658,568                  1,603,047                    70,267

Amendment to our Certificate of Incorporation to remove the ability of stockholders to act by written consent in lieu of a special or annual meeting.

         For                      Against                    Abstain
     ----------                  ---------                   -------

     17,012,019                  1,295,701                    24,522

Issuance of up to 25 million shares of Probex common stock upon conversion of our preferred stock to be offered and sold in one or more private placement transactions.

         For                      Against                    Abstain
     ----------                  ---------                   -------

     17,756,279                    538,677                    37,286

Amendment to our 1999 Omnibus Stock and Incentive Plan, as amended and restated, to increase the number of shares available under such plan.

         For                      Against                    Abstain
     ----------                  ---------                   -------

     17,828,390                    470,519                    33,333

Ratification of the appointment of Ernst & Young LLP as our independent auditors.

         For                      Against                    Abstain
     ----------                  ---------                   -------

     21,257,935                    554,084                   651,323

The number of votes cast in favor of each of the foregoing proposals constituted a majority of the 26,226,534 votes eligible to be cast on such matters. No other matters were voted on at the Annual Meeting.

ITEM 5. OTHER INFORMATION
--------------------------------------------------------------------------------

For information relating to certain other transactions by Probex through March 31, 2001, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-QSB. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS
--------------------------------------------------------------------------------

a)       EXHIBITS

Exhibit
Number                                      Description
-------                                     -----------

4.3.24 Form of Class "AI" Warrants, exercisable at $1.719 per share, expiring February 12, 2006.

4.3.25 Form of Class "AK" Warrants, exercisable at $1.579 per share, expiring April 30, 2006.

10.24 Strategic Alliance Agreement, dated as of February 2, 2001, by and between Bechtel Corporation and the Registrant.

10.25 Stock Purchase Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant.

10.26 Registration Rights Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant.

b)       REPORTS ON FORM 8-K

-        The Registrant filed a current report on Form 8-K on January 5, 2001.
         This filing amended the Current Report on Form 8-K/A (Amendment No.1) filed with the Commission on December 13, 2000, relating to the acquisition by the Registrant, through its wholly owned subsidiary, PFR, of substantially all of the assets of Specialty Environmental Services ("SES"), a division of Pennzoil-Quaker State Company, on September 29, 2000. This amendment was filed to correct the pro forma financial information previously filed under Item 7(b) of Amendment No. 1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROBEX CORP.
                                    (Registrant)



Date:  May 14, 2001                By:  /s/ CHARLES M. RAMPACEK
                                        ----------------------------------------
                                        Charles M. Rampacek, President and Chief
                                        Executive Officer



Date:  May 14, 2001                By:  /s/ BRUCE A. HALL
                                        ----------------------------------------
                                        Bruce A. Hall, Senior Vice President and
                                        Chief Financial Officer



Date:  May 14, 2001                By:  /s/ JOHN N. BROBJORG
                                        ----------------------------------------
                                        John N. Brobjorg, Vice President and
                                        Corporate Controller

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

4.3.24 Form of Class "AI" Warrants, exercisable at $1.719 per share, expiring February 12, 2006.

4.3.25 Form of Class "AK" Warrants, exercisable at $1.579 per share, expiring April 30, 2006.

10.24 Strategic Alliance Agreement, dated as of February 2, 2001, by and between Bechtel Corporation and the Registrant.
                  [Confidential Treatment Requested. Confidential portions of this document have been redacted and have been separately filed with the Commission]



10.25 Stock Purchase Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant.

10.26 Registration Rights Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant.