Form 10QSB
period 2001-06-30
PROBEX CORP
filed 2001-08-14
CIK 845880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

         For Quarter Ended June 30, 2001      Commission File No. 001-15567

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

                                  YES   X      NO
                                      -----       ------

As of July 31, 2001, there were 29,411,404 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES       NO   X
    -----    -----

                                  PROBEX CORP.
                                  JUNE 30, 2001
                                      INDEX




                                                                                                          Page No.


   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets (unaudited) as of June 30, 2001 and September 30, 2000..................................................................1

                  Consolidated  Condensed  Statements of Operations  (unaudited)
                  for the  three  and  nine  months  ended  June  30,  2001  and
                  2000....................................................................................2

                          Consolidated   Condensed  Statement  of  Stockholders'
                  Equity   (unaudited)  for  the  nine  months  ended  June  30,
                  2001....................................................................................3

                  Consolidated  Condensed  Statements of Cash Flows  (unaudited)
                  for   the   nine    months    ended   June   30,    2001   and
                  2000....................................................................................4

                  Notes to Consolidated Condensed Financial Statements (unaudited)........................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..............................................................................14

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.......................................................................19

         Item 2.  Changes in Securities and Use of Proceeds...............................................19

         Item 3.  Defaults Upon Senior Securities.........................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders.....................................20

         Item 5.  Other Information.......................................................................21

         Item 6.  Exhibits and Reports on Form 8-K........................................................21


SIGNATURES................................................................................................22


                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------------------------------------------------------------------------------------------

                                                 PROBEX CORP.
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                  (unaudited)
                                                                 June 30,               September 30,
                                                                   2001                     2000

                                                           ---------------------------------------------------

ASSETS
Cash and cash equivalents                                  $   836,799              $   434,812
Accounts and notes receivable                                2,123,255                1,737,173
Inventories                                                    840,915                   98,161
Prepaid and other current assets                               255,315                  115,848
                                                           ---------------------------------------------------
Total current assets                                         4,056,284                2,385,994

Property, plant and equipment - net                         14,231,410               6,382,595
Goodwill - net                                               5,914,479                6,925,837
Patents - net                                                  310,978                  148,106
Investments in affiliate - at equity                           712,933                  -
Deferred financing costs - net                               3,104,628                -
Other assets                                                   391,765                  417,683
                                                           -----------------------------------------------------
TOTAL ASSETS                                               $28,722,477              $16,260,215
                                                           =====================================================

LIABILITIES
Accounts payable                                             4,331,595                1,158,936
Accrued liabilities                                          4,238,624                1,959,954
Current maturities of capital lease obligations                140,962                  25,732
Short-term debt - net of note discount                       3,969,952                7,214,037
Current maturities of long-tem debt                            268,747                  300,000
                                                           -----------------------------------------------------
Total current liabilities                                   12,949,880               10,658,659

Capital lease obligations, long-term                            98,492                   43,491
Long-term debt                                              13,625,415                1,200,000
                                                           -----------------------------------------------------
TOTAL LIABILITIES                                           26,673,787               11,902,150

COMMITMENTS AND CONTINGENCIES                                       -                        -

STOCKHOLDERS' EQUITY
Series  A  10%  Cumulative   Convertible
Preferred  Stock,  $0.001  par  value,
authorized 10,000,000 shares:
issued - 535,000 at Jun. 30, 2001 and at Sep. 30, 2000             535                 4,634,412

Common Stock, $0.001 par value, authorized 100,000,000
shares: issued-29,198,908 at Jun. 30, 2001 and
25,531,137 at Sep. 30, 2000                                     29,199                12,705,748
subscribed-None at Jun. 30, 2001 and at Sep. 30, 2000
Additional Paid In Capital                                  30,892,468                 2,889,731
Deferred stock compensation expense                           (718,666)               (1,233,153)

Accumulated Deficit                                        (27,975,886)              (14,638,046)

Less: Treasury Stock (common: 167,011 shares
at Jun. 30, 2001 and 62,690 shares at
Sep. 30, 2000) at cost                                        (178,960)                     (627)
                                                           -----------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                   2,048,690                4,358,065
                                                           -----------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  28,722,477               16,260,215
                                                           =====================================================


             See Notes to  Consolidated Condensed Financial Statements


                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                        Three Months Ended                                 Nine Months Ended

                                                            June 30                                             June 30
                                                  2001                      2000                     2001                2000
                                       ---------------------------------------------------------------------------------------------

REVENUES                              $3,647,828                        $1,033,008        $11,328,002                $ 1,033,008
COST OF SALES                          1,709,157                           497,774          4,768,186                    497,774
                                       ---------------------------------------------------------------------------------------------
GROSS PROFIT                           1,938,671                           535,234          6,559,816                    535,234

EXPENSES:

Operating                              1,746,056                           213,998          5,317,299                    213,998

Research and development                  70,264                           543,798          2,602,224                  1,161,941
Selling, general and administrative    1,292,184                           930,514          4,881,518                  2,063,706
Depreciation and amortization            274,662                           126,180            868,261                    235,354
                                       ---------------------------------------------------------------------------------------------
TOTAL EXPENSES                         4,183,166                         1,814,490         13,669,302                  3,674,999
                                       ---------------------------------------------------------------------------------------------

OPERATING LOSS
                                      (2,244,495)                       (1,279,256)        (7,109,486)                (3,139,765)

Interest - net                        (1,083,196)                            3,364         (5,810,960)                    43,751

Other - net                                2,912                                 -              1,094                     10,933

Equity in net income in affiliate         18,486                                 -             18,486                          -

Provision for income tax                 (23,800)                                -            (36,800)                         -
                                       ---------------------------------------------------------------------------------------------

NET LOSS                            $ (3,330,093)                      $(1,275,892)      $(12,937,669)               $(3,085,081)
                                       =============================================================================================

NET LOSS PER SHARE                  $      (0.12)                      $     (0.06)      $      (0.49)               $     (0.14)
                                       =============================================================================================


           See Notes to  Consolidated Condensed Financial Statements


                                                        PROBEX CORP.
                                  CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)

                                            Preferred Stock              Common Stock         Additional   Deferred
                                      -----------------------------------------------------
                                          Shares                     Common                    Paid in      Stock       Accumulated
                                          Issued      Amount       Stock (Shrs)     Amount     Capital     Expense        Deficit
                                      ----------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30, 2000            535,000    $4,634,412     25,531,137    $12,705,748  $ 2,889,731 ($1,233,153) $(14,638,046)
Re-class of excess of $0.001 par
     per share to additional paid
     in capital                                     (4,633,877)                  (12,680,218)  17,314,095

Issued for consulting services                                         43,373             43       83,051

Issued for conversion of debt                                       1,099,107          1,099    1,537,234

Issued from private stock sale                                      1,528,572          1,529    1,830,563

Issued from exercise of Warrants                                      283,773            284      223,487

Issued from exercise of Stock Options                                 326,666            327      163,006

Preferred Stock dividend paid out in
   Common Stock                                                       356,671            357      534,650

Debenture note interest paid out in
   Common Stock                                                        29,609             30       51,353

Preferred Stock dividend accrual                                                                                           (400,171)

Amortization of Deferred Stock Expense                                                                          1,042

Warrants granted to directors and
   advisory directors                                                                              17,403

Warrants granted to non employees                                                               2,043,357

Amortization related to employee
   stock options                                                                                              513,445

Additional paid in capital related to interest
   expense on 7% convertible debentures                                                                     3,125,000

Discounts related to warrants attached to
   bridge loans                                                                                             1,079,538

Net loss                                                                                                                (12,937,669)
                                      ----------------------------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                 535,000          $535     29,198,908        $29,199  $30,892,468   $(718,666) $(27,975,886)
                                      ==============================================================================================


Table continued below:



                                                        PROBEX CORP.
                                  CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                                         (UNAUDITED)

                                                                                                     Total
                                                     Treasury Stock                              Stockholders'
                                            ------------------------------------
                                               Shares                  Amount                        Equity
                                            ------------------------------------------------------------------


BALANCE AT SEPTEMBER 30, 2000                (62,690)                   (627)                      4,358,065
Re-class of excess of $0.001 par
     per share to additional paid
     in capital                                                                                            -

Issued for consulting services                                                                        83,094

Issued for conversion of debt                                                                      1,538,333

Issued from private stock sale                                                                     1,832,092

Issued from exercise of Warrants              (8,242)                (15,000)                        208,771

Issued from exercise of Stock Options        (96,079)               (163,333)                              -

Preferred Stock dividend paid out in
Common Stock                                                                                         535,007

Debenture note interest paid out in
Common Stock                                                                                          51,383

Preferred Stock dividend accrual                                                                   (400,171)

Amortization of Deferred Stock Expense                                                                 1,042

Warrants granted to directors and
advisory directors                                                                                    17,403

Warrants granted to non employees                                                                  2,043,357

Amortization related to employee
stock options                                                                                        513,445

Additional paid in capital related to interest
expense on 7% convertible debentures                                                               3,125,000

Discounts related to warrants attached to
bridge loans                                                                                       1,079,538

Net loss                                                                                         (12,937,669)
                                      ------------------------------------------------------------------------

BALANCE AT JUNE 30, 2001                    (167,011)               $178,960                      $2,048,690
                                      ========================================================================


           See Notes to  Consolidated Condensed Financial Statements

                                          PROBEX CORP.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)

                                                    Nine Months Ended June 30,
                                                   2001                  2000
                                                --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                       $(12,937,669)        $(3,085,081)
Adjustments:
   Depreciation and amortization                    868,261             235,354

   Provision for doubtful accounts                   50,000

   Income  from investment in affiliate             (18,486)

   Stock option compensation                        513,445                  -

   Warrants issued to advisory board members         17,403                  -

   Stock issued for consulting services              83,094              82,563

   Stock issued for employee compensation             1,042              71,626

   Stock issued for interest expense                 51,383                  -

   Interest expense related to 7% convertible
       notes                                      3,125,000                  -

   Amortization of deferred financing costs       1,784,477                  -

   Changes in operating assets and liabilities:           -
      (Increase) decrease in accounts and notes
           receivable                              (436,082)           (488,059)

      (Increase) decrease in inventories           (742,754)            (54,486)

      (Increase) decrease in prepaid and other     (139,467)            (62,898)

      (Increase) decrease in other assets            25,918              47,882

      Increase (decrease) in accounts payable       839,842             504,907

      Increase (decrease) in accrued liabilities    638,910             829,557
                                                --------------------------------

NET CASH USED BY OPERATING ACTIVITIES            (6,275,683)         (1,918,635)

CASH FLOWS USED BY INVESTING ACTIVITIES
Business acquisitions                                     -          (1,600,000)

Investments in affiliates                                (1)                  -

Purchase of property, plant and equipment        (3,889,359)         (2,510,072)

Purchase of Goodwill                                      -              41,248

Cost of patents                                    (175,560)
                                                --------------------------------
NET CASH USED BY INVESTING ACTIVITIES            (4,064,920)         (4,068,824)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payment on capital lease obligation      (181,620)

Proceeds from short-term borrowings               5,780,000             140,318

Principal payment on short-term borrowings       (7,224,605)             (3,339)

Proceeds from long-term borrowings               12,500,000                   -

Principal payment on long-term borrowings          (105,838)                  -

Deferred financing costs                         (2,066,210)                  -

Proceeds from sale of preferred stock                     -           3,026,185

Proceeds from sale of common stock                2,040,863           1,288,176
                                                --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        10,742,590           4,451,340

NET INCREASE IN CASH                                401,987          (1,536,119)

CASH AT BEGINNING OF PERIOD                         434,812           2,658,055
                                                --------------------------------
CASH AT END OF PERIOD                           $   836,799         $ 1,121,936
                                                ================================

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:
  Cash paid for interest                        $   244,740         $   195,652

Non-cash investing and financing activities:

Purchase price adjustment on investment
  in affiliate                                  $   694,446                   -
  Deferred plant design costs in accounts
    payable                                       2,320,837                   -
  Deferred plant design costs in accrued
    expenses                                      1,825,429             685,895
  Capital lease obligations incurred for
    purchase of equipment                           351,851              60,065
  Conversion of debt and accrued interest
    to equity                                     1,538,333                   -
  Warrants issued to underwriters for
    future offering                               1,347,357                   -

             See Notes to Interim Consolidated Financial Statements

                                  PROBEX CORP.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)




Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refers to Probex Corp. and its subsidiaries.

1.     Summary of Significant Accounting Policies

Nature of Business

Probex Corp. is engaged in the commercialization of its proprietary, patented technology, ProTerra(TM). The primary application of ProTerra is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. In addition to our commercialization efforts, we operate a wholly owned used oil collection subsidiary, Probex Fluids Recovery, Inc. (PFR). While our primary business will be the reprocessing and upgrading of used lubricating oils, our current revenues are solely derived from our used oil collection and sales in the United States.

The Company is highly leveraged. At June 30, 2001, our ratio of total indebtedness to equity was 13.02. Our ability to repay our indebtedness and related interest charges is dependent upon our ability to obtain additional capital.

In order to continue with our business plan of commercializing our patented technology for reprocessing used lubricating oil, we will require significant additional capital in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing facility in Wellsville, Ohio. The remaining amount will be used for our equity share of a potential European reprocessing facility , to repay interim financing loans, for expansion and acquisition of additional used oil collectors, and for general working capital. Presently, our only source of revenues is from the operations of PFR, which we believe will generate an estimated $2,000,000 in cash flow in fiscal 2001 to supplement our working capital requirements. This estimate is lower than earlier estimates primarily due to lower than anticipated sales volumes in the third fiscal quarter resulting from a longer than normal winter and heavy rains in the Company's Ohio collection region, which delayed the start of the more profitable asphalt paving season. This market is improving as asphalt contractors, which consume large quantities of used oil as burner fuel, move into the height of the summer paving season. We are currently working with our financial advisors to obtain approximately $125 million in project financing and believe that we will be successful in this endeavor. However, there can be no assurance that this additional financing will be available when needed or that, if available, such financing can be completed on commercially favorable terms. Failure to obtain additional funding, if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 30, 2001.

The balance sheet at June 30, 2001 has been derived from the unaudited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

INVESTMENT IN AFFILIATE

The Company's 50% investment in its affiliate is stated at cost, adjusted for equity in undistributed earnings since acquisition.

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

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed on a weighted average basis. There is a risk that we could forecast demand for our products and market conditions incorrectly and accumulate excess inventories. Therefore, there can be no assurance that we will not accumulate excess inventory and incur inventory charges at the lower of cost or market in the future.

PLANT, PROPERTY, AND EQUIPMENT

Fixed assets greater than $1,000 are recorded at cost and depreciated over their estimated useful lives, which range from three to ten years, using the straight-line method. Deferred plant design costs represent costs related to the pre construction design of our reprocessing facilities. Amortization of these costs will begin when the first facility is placed in service. Equipment leased under capital leases is amortized over the life of the respective lease.

GOODWILL

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis of 15 years. Accumulated amortization of goodwill was $423,770 at June 30, 2001.

PATENTS

Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $17,043 at June 30, 2001.

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

The Company has incurred net operating losses for federal income tax purposes and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non-current deferred tax assets have been fully reserved at June 30, 2001 and September 30, 2000. At June 30, 2001, we recorded a $36,800 provision for current year state income tax.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value at June 30, 2001.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of these Consolidated Financial Statements, we had no components of Other Comprehensive Income as defined by Statement of Financial Accounting Standards No. 130.


LOSS PER COMMON SHARE

Basic loss per share is computed only on the weighted average number of shares of common stock outstanding during the respective periods.

The  effect  of  stock  options,   warrants,  and  convertible  securities  that
aggregated  27,445,074  and  9,872,187  shares  as of June 30,  2001  and  2000, respectively, would be anti-dilutive due to our losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted loss per share for the respective periods.

The following table summarizes the numerator and denominator elements of the basic EPS computations.



                                         Three month period ended Jun. 30,            Nine month period ended Jun. 30,
                                      2001                  2000                  2001                    2000
                                      --------------------- --------------------- ----------------------- ---------------------

Loss                                  $3,330,093            $1,275,892            $12,937,669             $3,085,081
Preferred Dividends                      133,382               132,015                400,171                400,247
Loss available to common               3,463,475             1,407,907             13,337,840              3,485,328
Shares (Denominator)                  28,666,161            22,856,265             27,403,140             21,532,241
                                      --------------------- --------------------- ----------------------- ---------------------
Loss Per Share                          (  $0.12  )           (  $0.06  )            (  $0.49  )           (   $0.16 )
                                      --------------------- --------------------- ----------------------- ---------------------

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $422,550 ($0.01 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

RECLASSIFICATIONS

Certain accounts have been reclassified to conform to the current period's presentation.

2.     PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

                                           June 30, 2001    September 30, 2000

Land and land improvements                $      135,000           $   135,000
Buildings and leasehold improvements             261,048               257,270
Machinery and equipment                        3,750,455             3,054,167
Deferred plant design costs                   11,234,669             3,547,259
                                          --------------    ------------------
                                              15,381,172             6,993,696
Accumulated depreciation                      (1,149,762)             (611,101)
                                          --------------    ------------------
                                          $   14,231,410            $6,382,595
                                          ==============    ==================

At June 30, 2001, property, plant and equipment included approximately $11.2 million of costs related to the development and pre-construction design of our first reprocessing facility, which is anticipated to be built in Wellsville, Ohio. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the completion of the facility is dependent upon completion of plant financing and other items such as weather, labor conditions, and contractor performance.

Depreciation expense was $538,661 and $194,107 for the nine months ended June 30, 2001 and 2000, respectively.

3.     AQUISITIONS

In April 2001, the Company exercised its option to acquire a 50% interest in SES of Texas. Since the Company does not exercise control of this company, our investment is accounted for using the equity method of accounting. The initial investment in SES of Texas was recorded by adjusting the original purchase price allocation for the acquisition of SES, and reducing the goodwill recorded by $694,447.

4.     SHORT-TERM AND LONG-TERM INDEBTEDNESS

Short-Term Debt

At June 30, 2001, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $39,380 was outstanding. The interest rate at the close of business on June 30, 2001 was 11%.

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

In December 2000, the balance of the $100,000 8% PPI acquisition working capital note plus accrued interest was repaid.

On January 22, 2001, we issued to three Company officers, promissory notes in the aggregate principal amount of $300,000 at 10% per annum for working capital purposes. On February 5, 2001, we repaid all principal and related accrued interest.

On February 12, 2001, we issued promissory notes in the aggregate principal amount of $3 million at 10% per annum for working capital purposes. In connection with these notes, we incurred $600,480 of discount on note costs, related to warrants issued to underwriters and note holders. These costs are being amortized over the term of the notes and charged to interest expense. On June 30, 2001, the note term was extended and we incurred an additional $240,202 of discount on note costs related to warrants issued to the underwriters and note holders. Additionally , the interest rate was increased to 12% per annum retroactive to the issue date of the promissory notes.

In May and June 2001, we issued promissory notes in the aggregate principal amount of $1,230,000 at 10% per annum for working capital purposes. These promissory notes included $150,000 from two Company officers. In connection with these notes, we incurred $238,856 of discount on note costs, related to warrants issued to underwriters and note holders. These costs are being amortized over the term of the notes and charged to interest expense.

Long-Term Debt

Our long-term debt at June 30, 2001 consisted of the following:

                                             June 30, 2001    September 30, 2000

7% Senior Secured Convertible Notes          $ 12,500,000     $            -
8% Acquisition note                             1,394,162          1,500,000
                                             ------------     ------------------
                                               13,894,162          1,500,000
Less current portion                             (268,747)          (300,000)
                                             ------------     ------------------
                                             $ 13,625,415     $    1,200,000
                                             ============     ==================

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

5.     STOCKHOLDERS' EQUITY

ISSUANCES OF COMMON STOCK

Private Placements:

On October 12, 2000, we received a subscription with a ratchet price provision for 500,000 shares of common stock at $2.00 per share resulting in $1,000,000 of cash proceeds. Effective March 31, 2001, the ratchet price provision was initiated and we issued an additional 214,286 shares of common stock to the purchaser in order to bring the effective common stock subscription price to $1.40 per share.

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

During April 2001, warrants to purchase Common Stock, expiring April 26, 2001, were exercised at a price of $1.00 per share resulting in the issuance of an aggregate of 208,773 shares of Probex Common stock and cash proceeds of $208,773. Also in April 2001, warrants to purchase Common Stock, expiring April 26, 2001, were exercised at a price of $0.20 per share resulting in the issuance of an aggregate of 75,000 shares of Probex Common stock and value of $15,000.

On June 21, 2001, stock options to purchase Common Stock, expiring June 30, 2009, were exercised at a price of $0.50 per share in a cashless transaction resulting in the issuance of an aggregate of 326,666 shares of Probex Common stock.

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

On April 24, 2001, we issued 176,867 shares of Common Stock to holders of Probex Corp.'s Preferred Stock as a dividend for the six-month period ended April 30, 2001.

On May 17, 2001, the Company issued an additional 12,075 shares of Common Stock to this consultant as compensation for services rendered.

On June 21, 2001, we issued 968 shares of Common Stock to one consultant as compensation for services rendered.

Conversion of Debt to Equity:

On November 30, 2000, a third party converted a loan in the principal amount of $1,500,000 and accrued interest of $38,333 into 1,099,1077 shares of Common Stock.

Issued in lieu of dividends or interest:

On November 11, 2000, we issued 179,804 shares of Common Stock to Probex Preferred Stock holders as dividends for the six-month period ended October 31, 2000.

WARRANTS

The following table summarizes activity related to warrants and contingent warrants as of June 30, 2001:

                                        Warrants         Ave Price      Ave Life

Balance at September 30, 2000          4,847,604            $1.38          1.97
    Granted                            4,877,488             1.54          4.61
    Exercised                            283,773             0.79          0.00
    Expired                               35,483             1.00          0.00
                                      ----------         --------        ------
Balance at June 30, 2001               9,405,836            $1.48          3.40
                                      ==========         ========        ======

Included in the above are warrants to purchase 685,000 Common Shares at June 30, 2001, that are contingent upon the occurrence of future events, which have not yet occurred.

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

The following table summarizes activity related to options:

                                                                Options

Balance at September 30, 2000                                 5,338,000
    Granted                                                   1,283,000
    Exercised                                                   326,666
    Canceled                                                     37,000
                                                           ------------
Balance at June 30, 2001                                      6,257,334
                                                           ============

All options issued to employees during the nine months ended June 30, 2001 were issued with exercise prices equal to or greater than fair market value.

6.     COMMITMENTS AND CONTINGENCIES

In June 1999, we secured from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, a 12-month option in the amount of $1,350,000 to purchase a 22-acre site for our first domestic facility. We paid $5,000 for the option. Additionally, the site and other surrounding property will be improved by construction of an adjacent highway interchange primarily using Federal funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2002. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease are $20,000 per month and payments in total will be credited against the purchase price. The lease/purchase option has been extended through December 31, 2001.

7.       SUBSEQUENT EVENTS

In July 2001, we issued promissory notes in the aggregate principal amount of $600,000 at 10% per annum for working capital purposes.



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

General

Probex is an energy technology company, specializing in environmental services, which has developed, patented, and begun commercialization of, a proprietary reprocessing technology (ProTerra(TM)). The primary application of ProTerra is for the purification, reprocessing, and upgrading of used lubricating oils into premium quality lubricating base oils. We have invested the majority of our resources since inception on research and development of ProTerra. Site-clearing activities have been conducted for our first reprocessing facility in
Wellsville, Ohio, in preparation for construction, and operating start up is targeted approximately 20 months after completion of project financing, which is currently in process. Subsequent facilities are anticipated at sites along the Gulf Coast, the Northeast, Southeast, Southern California and in Europe.

Our patented technology has been validated through extensive pilot testing, and results have also been validated by a number of reputable independent testing laboratories, independent engineers, and by leading technical experts in the refining and base oil processing industries. We have attracted and retained strong, experienced persons in management functions with a depth of expertise in commercializing new technologies, managing companies, and in the used oil and base oil industries.

Our objective is to meet the market need for new outlets for a material portion of the estimated 5.3 billion gallons of available used oil worldwide, as well as to supply premium base oils that will comply with the new motor oil standards scheduled to be implemented in the United States in model year 2002 automobiles, and thereafter around the world.

We have formed critical strategic alliances with Bechtel Corporation (Bechtel) and Environmental Resources Management (ERM). On the project financing side, we have engaged Credit Suisse First Boston (CSFB), a leading global investment banking firm, as our exclusive financial advisor. CSFB is assisting Probex in structuring and arranging financing for construction of its lubricating oil plants worldwide. We are securing technology risk and market risk coverage from an AAA rated international insurance company, and we will combine this coverage with cost, schedule and certain performane guarantees in our Engineering, Procurement and Construction (EPC) contract with Bechtel. In addition, we believe we are nearing agreement on a joint venture for a European facility with a major multi-national European conglomerate. If successfully entered into, the agreement would also provide an opportunity for future European facilities.

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

The commercialization of our technology, the targeted market expansion of our used lubricating oil collection business, acquisitions of additional used oil collection companies, and the construction and operation of our initial plant facility, will require significant additional capital. While we believe that our financing efforts will succeed, at this time, there can be no assurance that we will be successful in raising this additional capital upon terms acceptable to us.

We have been granted two patents from the U.S. Patent Office for our proprietary used lubricating oil reprocessing and upgrading technology. Together, the patents provide broad coverage for 102 claims of ProTerra, including pivotal elements, which de-chlorinate and de-foul the oil. The patents give us the right to exclude others from using this technology in the United States through September 2017. In addition to these issued domestic patents, we anticipate achieving significant intellectual property protection for ProTerra in other countries through the issuance of pending international patents.

The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, Texas 75240. Our Internet site can be accessed at www.probex.com (the contents of our web site are not intended to constitute part of this report). The Company's fiscal year end is September 30. As of June 30, 2001, the Company has 116 full-time employees, located at either the Company's headquarters or at other locations. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

The Company has not been subject to any bankruptcy, receivership or similar proceeding.

 Wellsville Project

We are presently engaged in development of our first production facility, located in Wellsville, Ohio, which will convert used lubricating oils into premium base oils, fuel oil and asphalt flux or modifier.

In June 1999, we secured from The Port Authority of Columbiana County, Ohio an option to purchase a 22-acre site in Wellsville, Ohio, for our first domestic facility. Environmental studies have been performed, significant permits secured and the Wellsville site is currently being readied for construction.

Probex has formed a strategic alliance with Bechtel, a global engineering/construction firm, for engineering, procurement and construction
(EPC) services worldwide. The EPC agreement will encompass industry-standard design, material, and workmanship warranties as well as appropriate credit-support commitments. The EPC contract will contain a fixed cost, a fixed construction schedule and certain performance commitments that when coupled with technology risk insurance, meet the project financing requirements. The final document is expected to be executed during the fourth fiscal quarter of 2001.

We are in negotiations with various potential investors to provide project financing for the initial facility. In connection with this proposed financing, an agreement is being finalized with an AAA rated international insurance company, which will guarantee to our lenders, through technology risk and market risk coverage, the performance of our Wellsville reprocessing plant to design specifications. This coverage will be complimented with cost, schedule and certain performance guarantees from Bechtel. Finally, Probex is in the process of executing multi-year product off-take contracts from a diversified number of manufacturers of blended lubricating oils, which are necessary to provide the revenue streams to support projected debt service requirements.

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

Current Quarter Company Updates

Early in August, CSFB completed the integration of the various reports and agreements discussed above into a financial package, which has been sent out to potential investors; and CSFB and Probex are working to finalize project financing for Wellsville. While we remain confident that we will obtain project financing for our Wellsville plant, we cannot predict with certainty how long the process may take. Also, during July and August we were successful in securing interim financing, which we believe will provide sufficient working capital to support our activities through the close of project financing.

Financial Analysis of the Three and Nine Months Ended June 30, 2001 and 2000

Operating Revenue. Total operating revenue for the three months ended June 30, 2001 was $3,647,828 as compared to $1,033,008 for the three months ended June 30, 2000. Revenue collected in the periods was solely the result of sales to burner fuel markets by our used oil collection subsidiary. Total operating revenue for the fiscal nine months ended June 30, 2001 was $11,328,002 as compared to $1,033,008 for the fiscal nine months ended June 30, 2000. Revenue realized in the periods was solely the result of sales to burner fuel markets by our used oil collection subsidiary. The September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC directly contributed to the increase in used oil collections and related revenue.

Cost of Sales. Total cost of sales for the three months ended June 30, 2001 was $1,709,157 as compared to $497,774 for the three months ended June 30, 2000. The September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC directly contributed to used oil collections-related cost of sales for this period as did seasonality factors. The lower cost of sales for the three months ended June 30, 2000 reflects the emergence from the developmental stage of the business on May 1, 2000. Total cost of sales for the nine months ended June 30, 2001 was $4,768,186 as compared to $497,774 for the nine months ended June 30, 2000. The increase in cost of sales is largely attributable to the purchase of PPI, ITC and SES. However, seasonality factors also increased the Cost of Sales as a percentage of Operating revenue.

Operating Expense. Total operating expense for the three months ended June 30, 2001 was $1,746,056 as compared to $213,998 for the three months ended June 30, 2000. As discussed previously, the September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC directly contributed to used oil collections related operating expense recognized this period. The lower operating expenses for the three months ended June 30, 2000 reflects the emergence from the developmental stage of the business on May 1, 2000. Total operating expense for the nine months ended June 30, 2001 was $5,317,299 as compared to $213,998 for the nine months ended June 30, 2000. The increase in operating expense is directly attributable to the purchase of PPI, ITC and SES.

Research and Development. Total research and development expense for the three months ended June 30, 2001 was $870,264 as compared to $543,798 for the three months ended June 30, 2000. Total research and development expense for the nine months ended June 30, 2001 was $2,602,224 as compared to $1,161,941 for the nine months ended June 30, 2000. The increase in research and development expense is attributable to additional resources, including employees, consultants, and testing, required to advance the commercialization of our proprietary reprocessing technology, ProTerra(TM).

Selling, General and Administration. Total selling, general and administration expense for the three months ended June 30, 2001 was $1,292,184 as compared to $930,514 for the three months ended June 30, 2000. Total selling, general and administration expense for the nine months ended June 30, 2001 was $4,881,518 as compared to $2,063,706 for the nine months ended June 30, 2000. The increase in selling, general and administration expense is attributable to additional resources, including employees, consultants, legal counsel, and other infrastructure changes, required to advance the commercialization of ProTerra(TM).

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended June 30, 2001 was $274,662 as compared to $126,180 for the three months ended June 30, 2000. Total depreciation and amortization expense for the nine months ended June 30, 2001 was $868,261 as compared to $235,354 for the nine months ended June 30, 2000. The primary increase in depreciation and amortization expense is attributable to fixed assets and goodwill related to the September 29, 2000 purchase of SES and the May 1, 2000 purchase of PPI and ITC.

Interest - Net. Total interest - net expense for the three months ended June 30, 2001 was $1,083,196 as compared to ($3,364) for the three months ended June 30, 2000. Total interest - net expense for the nine months ended June 30, 2001 was $5,810,960 as compared to ($43,751) for the nine months ended June 30, 2000. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of approximately $.7 million related to corporate financing activities for the three months ended June 30 , 2001, and approximately $5.0 million related to corporate financing activities for the nine months ended June 30, 2001

Liquidity and Capital Resources.

In order to continue with our business plan of commercializing our ProTerra technology, we will require significant additional capital in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing facility in Wellsville, Ohio. The remaining amount will be used for our equity share of a potential European reprocessing facility to repay interim collectors, and for general working capital. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR, which we believe will generate an estimated $2,000,000 in cash flow in fiscal 2001 to supplement our working capital requirements. This estimate is lower than earlier estimates primarily due to lower than anticipated sales volumes in the third fiscal quarter resulting from a longer than normal winter and heavy rains in the Company's Ohio collection region, which delayed the start of the more profitable asphalt paving season. This market is improving as asphalt contractors, which consume large quantities of used oil as burner fuel, move into the height of the summer paving season. We are currently working with our financial advisors to raise approximately $125 million in project financing and believe that we will be successful in this endeavor. Management believes the Company will have funds available to meet its requirements for the next twelve months. However, there can be no assurance that this additional financing will be available when needed, or that, if available, such financing can be completed on commercially favorable terms. Failure to obtain additional funding, if and when needed, could have a material adverse affect on our business, results of operations and financial condition.

PART II

OTHER INFORMATION



Item 1.     Legal Proceedings
--------------------------------------------------------------------------------

None

--------------------------------------------------------------------------------

Item 2.       Changes in Securities and Use of Proceeds

During the three months ended June 30, 2001, we issued the securities listed below:

In April, we:

- issued warrants to purchase an aggregate of 30,000 shares of our common stock to United Infrastructure Company, LLC as compensation for director services provided by an employee of United Infrastructure Company, LLC. The exercise price of these warrants ranges from $1.47 to $1.75 per share, and the warrants expire on the tenth anniversary of the date of issuance (subject to certain conditions which may cause the warrant to expire earlier).

- issued 208,773 shares of our common stock upon the exercise of Class F and H warrants. As consideration for the issuance of our common stock upon exercise of the warrants, we received cash in the aggregate amount of $208,773.

- declared and paid a dividend on our Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), in the form of shares of our common stock. Pursuant to the terms of the Series A Preferred Stock, dividends are payable, at our option, in shares of common stock at a deemed value of $1.50 per share. The dividend payment on the Series A Preferred Stock was approximately $265,300, resulting in the issuance of an aggregate of 176,867 shares of common stock.

In May, we issued:

- 75,000 shares of our common stock upon the exercise of a Class K warrant. The holder tendered 8,242 shares of our common stock with an aggregate value of approximately $15,000 as payment for the exercise price.

- 12,075 shares of our common stock to a consultant as consideration for services rendered to us. The shares were issued at a value per share equal to $1.875.

In June, we issued:

- 968 shares of our common stock to a consultant as consideration for consulting services rendered to us. These shares were issued at a value per share equal to $1.55.

- warrants to purchase an aggregate of 366,667 shares of our common stock to lenders as consideration for the extension of the maturity date of a short-term loan in the aggregate principal amount of $3 million. Such warrants are exercisable at $1.56 per share and expire on February 20, 2006.

- 326,666 shares of our common stock to an employee upon the exercise of a stock option. The employee exercised this stock option pursuant to a cash-less exercise, which resulted in the employee tendering 96,078 shares of common stock with an aggregate value of $163,333.

From April to June, we:

- issued warrants to purchase an aggregate of 534,750 shares of our common stock to 17 lenders in connection with a short-term loan in the aggregate principal amount of $1.2 million made by such lenders to us. Such warrants are exercisable at $1.579 per share and expire on April 30, 2006.

- granted options to purchase an aggregate of 37,000 shares of our common stock to certain of our directors, executive officers and employees under our 1999 Omnibus Stock and Incentive Plan, as amended.

With respect to the issuance of common stock as a dividend to the holders Series A Preferred Stock and the issuance of options to purchase common stock, we relied on Section 2(a)(3) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the dividend and the options were not an event of sale. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.


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

None


Item 4.       Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

None


Item 5.       Other Information
--------------------------------------------------------------------------------

For information relating to certain other transactions by us through June 30, 2001, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 2 of Part I of this Quarterly Report on Form 10-QSB. Such information is incorporated herein by reference.

Item 6.       Exhibits
--------------------------------------------------------------------------------

a)       EXHIBITS

Exhibit
Number                     Description
------                     -----------

4.3.26 Form of Class "AL" Warrant, which expire ten years from the date of issuance (subject to certain conditions which may cause the warrant to expire earlier) and have an exercise price ranging from $1.47 to $1.75.



b)       REPORTS ON FORM 8-K

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROBEX CORP.
                                        (Registrant)



Date:    August 14, 2001                By: /s/ Charles M. Rampacek
                                           -------------------------------------
                                           Charles M.Rampacek,
                                           President and Chief Executive
                                           Officer



Date:    August 14, 2001                 By: /s/ Bruce A. Hall
                                            ------------------------------------
                                            Bruce A. Hall, Senior Vice President
                                            and Chief Financial Officer



Date:    August 14, 2001                 By: /s/ John N. Brobjorg
                                            ------------------------------------
                                            John N. Brobjorg, Vice President and
                                            Corporate Controller