Form 10KSB
period 2001-09-30
PROBEX CORP
filed 2002-01-14
CIK 845880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to______________

Commission File Number    001-15567
                       --------------



                                  PROBEX CORP.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                     33-0294243
-------------------------------               ---------------------------
(State or Other Jurisdiction                      (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


13355 Noel Road, Suite 1200
Dallas, TX                                             75240
----------------------------------------      ----------------------------
(Address of Principal Executive Offices)             (Zip code)

                                 (972) 788-4772
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)


Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class                     Name of Each Exchange
         -------------------                      on Which Registered
    Common Stock, $0.001 par value               ---------------------
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

Yes     X        No
   -------------    --------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____________

State issuer's revenues for its most recent fiscal year: $15,528,606

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 15, 2001 was $36,534,963. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of December 7, 2001, there were 31,704,784 shares of the common stock, $0.001 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format:    Yes          No    X
                                                      --------    ----------

                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's definitive Proxy Statement pertaining to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.


                                  PROBEX CORP.
                                      INDEX


                                                                                                  Page No.
PART I
          Item 1.   Description of Business..........................................................1

          Item 2.   Description of Properties.......................................................17

          Item 3.   Legal Proceedings...............................................................18

          Item 4.   Submission of Matters to a Vote of Security Holders.............................18

PART II
          Item 5.   Market for the Common Stock and Related Stockholder Matters.....................18

          Item 6.   Management's Discussion and Analysis or Plan of Operations......................21

          Item 7.   Financial Statements............................................................27

          Item 8.   Changes in and Disagreements with Accountants on Accounting
                        And Financial Disclosure....................................................51

PART III
          Item 9.   Directors, Executive Officers, Promoters and Control Persons....................51

          Item 10.  Executive Compensation..........................................................51

          Item 11.  Security Ownership of Certain Beneficial Owners and Management..................51

          Item 12.  Certain Relationships and Related Transactions..................................51

          Item 13.  Exhibits and Reports on Form 8-K................................................52

SIGNATURES..........................................................................................60




                                     PART I

         Included in this report, exhibits and associated documents are "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as well as historical information. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations reflected in such forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements include those that use forward-looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan," and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, such statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward-looking statements.

         Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refer to Probex Corp. and its subsidiaries.

Item 1.  Description of Business

History

         Our predecessor, Conquest Ventures, Inc., was incorporated as a Colorado corporation in August 1988. Conquest Ventures engaged in an unrelated line of business that had been discontinued by 1994, when it acquired certain technology rights from Probex Technologies, L.P. In connection with the 1994 acquisition, Conquest Ventures changed its name to Probex Corp. and focused its subsequent activities on research and development of the acquired technology that lead to our present line of business. On August 31, 2000, we were reincorporated as a Delaware corporation.

         On May 1, 2000, we formed a wholly owned subsidiary, Probex Fluids Recovery, Inc., (PFR) to acquire substantially all of the assets of Petroleum Products, Inc. (PPI) and Intercoastal Trading Company, Inc. (ITC). PPI and ITC are in the business of collecting, purchasing, selling, delivering and marketing spent lubricating oil in Ohio, Kentucky and the surrounding areas. On September 29, 2000, PFR acquired substantially all of the assets of Specialty Environmental Services (SES), a division of Pennzoil-Quaker State Company. SES, headquartered in Shreveport, Louisiana, is a collector of spent lubricating oils and related products, primarily in the Southeastern United States. PPI, ITC and SES are being operated under their respective trade names (such as SES a division of PFR) until we commence operations at our first facility for processing spent lubricating oil.

Overview

         We are an energy technology company that has developed a patented process that enables us to produce premium quality lubricating base oils from collected spent lubricating oil in an environmentally beneficial and economical manner. We have worked over six years and invested approximately $12 million in the development of this patented process. This technology also possesses the capability to produce both light distillate fuel and an asphalt modifier from collected spent lubricating oil, in addition to premium quality lube base oils.

         We have a fully operational pilot plant, which has the capacity to process approximately two barrels of collected spent lubricating oil per day into premium quality lubricating base oils. This pilot plant has been, and continues to be utilized to demonstrate our technology to leading industry experts. We believe, and evaluations conducted by two insurance companies and the independent engineering firm of R. W. Beck, Inc., have reported that the technology in our pilot plant is scalable up to full plant specifications. Due to the success of our pilot plant, together with Bechtel Corporation we have designed our first full scale plant to be built in Wellsville, Ohio. We plan to begin construction of the Wellsville facility as soon as project financing is completed. We currently believe that project financing could take place in the second calendar quarter of 2002, though there can be no guarantee that there will not be delays in obtaining our project financing or that the project financing will be successfully completed because of the capital intensive nature of the project.

         Currently our only operations consist of the collection and sale of spent lubricants. Our goal is to have our collection operations supply our planned plants with substantially all of the necessary collected spent lubricating oil feedstock. We intend to further increase our market share of the spent lubricants collection business through expansion of national accounts, acquisitions of established spent lubricants collectors and street collections. While market timing appears favorable, there can be no assurances that we will be able to complete any further expansion or acquisitions.


Industry Background

Spent Lubricants Collection Opportunity

         Consumer and industrial lubricating oils, such as motor oils, are comprised of base oils and a "package" of additives. Each producer of lubricating oils tailors these additives to improve the operating characteristics of lubricating base oil for their specific market application. During use, many of these additives are substantially degraded, depleted or contaminated. However, the underlying lubricating base oil, a valuable petroleum product, remains largely unaffected. Thus, an inexpensive process for precisely separating and recovering the valuable lubricating base oil component of collected spent lubricating oil for reuse would be very beneficial to the environment through the preservation of natural resources and reduction in pollution.

         Based on a 1998 study conducted by the U.S. Department of Energy, approximately 1.3 billion gallons per year of spent lubricating oil is generated by automobiles, light trucks, and other transportation engines and machinery in the United States. About 430 million gallons of the spent lubricating oil generated annually are either consumed at the point of generation (as in gas station space heaters) or not recovered, and presumably a substantial portion of that unrecovered amount is not properly disposed of. Of the approximately 900 million gallons per year that are collected, only approximately 140 million gallons are reprocessed, yielding approximately 70 million gallons of lubricating base oil. The balance of the spent lubricating oil collected is burned as low grade fuel. Thus only 16% of the total amount of spent lubricants collected, and approximately 11% of the total amount of spent lubricating oil, is reprocessed into lubricating base oil.

         Worldwide, an estimated 5.3 billion gallons per year of spent lubricating oils are generated. Collection and reprocessing efforts are hindered by the lack of a cost effective and environmentally sound technology that can provide a consistent and valuable outlet for the collected spent lubricating oil. Without such technology, collected spent lubricating oils are exposed to the pricing volatility associated with fuel market outlets and increasing regulatory restrictions on air emissions from burner fuels.

Current Spent Lubricating Oil Reprocessing Technologies and Companies.

         Highly sophisticated separation units utilized by the refining or petrochemical-processing industries could be employed to extract the valuable lubricating base oil with great precision. However, employing this type of equipment to reprocess spent lubricating oil creates a thick black sludge as the spent lubricating oil is heated. The black sludge causes rapid fouling within the processing equipment and the process must be shut down to clean the equipment.

         To address this fouling problem, existing commercial reprocessors have been forced to employ relatively ineffective and maintenance-intensive separation equipment, which is designed to reduce fouling rather than provide effective separation. This, in turn, has necessitated additional processing equipment and additional costs to rectify the shortcomings of the separation process. Such reprocessors, at best, merely restore the base oil contained within the spent lubricating oil back to its original quality, rather than upgrade it to a higher quality lubricating base oil. See "Competition."


Supply and Product Markets

Supply Market

         The spent lubricating oil collection industry in the U.S. is fragmented. The largest and only national collector, Safety-Kleen Corporation, is believed to collect approximately 25% of all available spent lubricating oil appropriate for use as reprocessing feedstock. A number of mid-size regional companies and hundreds of small local collection companies collect the balance of the available spent lubricating oils. We currently collect our spent lubricating oil through ownership of three strategically located collection companies and intend to secure the majority of our lubricating oil collection requirements through ownership of additional strategically located collection companies in order to provide a more stable and economically attractive feedstock supply.

         We expect to collect enough spent lubricating oil in 2002 to supply up to 35 million gallons, or about 60%, of our first planned plant's feedstock requirements. The remainder of the feedstock for that plant is secured through signed third-party commitments. We are continuing to aggressively pursue expansion of national accounts as well as continuing to evaluate potential acquisitions of additional spent lubricating oil collectors to reduce the amount that will be secured from third-parties. We cannot assure you; however, that we will be able to complete any further expansion or acquisitions of lubricant collectors.


Product Market


         We currently sell, and will continue to sell until our first plant is operational, all of our spent lubricating oil collections into burner fuel markets.

         Our proprietary processing technology separates collected spent lubricating oil into three valuable products: (i) high quality lubricating base oils desirable for use in motor oils meeting new industry standards, (ii) light distillate that is useful as a low-ash industrial fuel or refinery feed for the manufacture of gasoline, and (iii) an asphalt modifier suited for specialty chemical and asphalt market outlets. Each of our proposed facilities, when operational, is expected to supply approximately 2.5% of U.S. transportation lubricating base oil demand and less than 0.1% of U.S. fuel oil and asphalt demand. See "Technology and Products." We believe that the potential markets for such reprocessed products are large.

New Motor Oil Standard

         Passenger car motor oils are licensed under a certification system that is administered by the American Petroleum Institute (API). API-licensed motor oils (API lubricants) comprise the highest quality motor oils and represent virtually all of the motor oils that are consumed in the U.S.. API lubricants are required by automotive manufacturers for use in cars and light trucks in order to maintain adequate protection of the vehicle engine during use and to preserve full coverage under most manufacturer engine warranties.

         Periodically, a consortium of American and Japanese automobile and engine manufacturers, who are members of the International Lubricant Standardization and Approval Committee (ILSAC), review and revise standards for API lubricants. The revisions periodically set forth by ILSAC effectively increase the performance standards for API lubricants that are used in the engines of lighter transportation vehicles, such as cars and light trucks. Improvements in fuel economy, reduced emissions, improved lubrication under widely divergent temperature conditions, and suitability of motor oils to new engine designs all factor into new industry standards set forth by ILSAC. Moreover, there is a trend toward converging the domestic and international standards into a common international standard, and other markets, such as Europe, have standards that are even more demanding than the ILSAC/API standards. The latest standard, ILSAC GF-3, replaces GF-2 and was approved in September 2000. This new industry-wide automotive motor oil performance standard became effective in July 2001 and is required for model year 2002 automobiles. Information released by ILSAC has indicated that improved fuel economy, reduced emissions, and reduced oil consumption were all significant factors in the adoption of the new GF-3 standard.

         Prior upgrades in ILSAC motor oil performance standards have been largely addressed through improved lubricant additive performance, without major performance improvements in the base oil component of the motor oil. In contrast, the new GF-3 standards, in addition to requiring additive formulation improvements, will require the use of significantly higher performance lubricating base oils for the common viscosity grades. As a result, the number of GF-3 compliant lighter viscosity lubricating base oil production plants is anticipated to decrease significantly.

         We anticipate producing GF-3 compliant lubricating base oils and are positioning our premium base oil products to meet the demands of independent blenders. Current GF-3 compliant base oil pricing in the lighter viscosity grades is approximately 7 cents/gal above current prices of base oils that do not meet GF-3 specifications.


Our Solution

         Today, most spent lubricating oils are either burned or improperly disposed of with serious damaging impact to soil, water and air. In an effort to reduce such harmful effects on the environment, our solution includes the following:

         o Collecting and purchasing a portion of the spent lubricating oil generated;

         o Storing and delivering the collected spent lubricating oil to our plants strategically located near densely populated regions with large supplies of spent lubricating oil;

         o Processing a majority of the collected spent lubricating oil into premium quality lubricating base oils meeting GF-3 standards using our proprietary technology, ProTerra (TM); and

         o Selling and distributing the premium quality lubricating base oil to oil compounders and blenders for its return into the lubricating base oils marketplace.


         By providing a viable economic and environmentally beneficial alternative to the present use and disposal of collected spent lubricating oil, we believe that we are well positioned to take advantage of the opportunities in the lubricating base oils market.


Strategy

         Our goal is to be a world market leader in the production of premium quality lubricating base oils and associated products from collected spent lubricating oil through the timely commercialization of our proprietary technology. Our strategy for achieving this goal is based on the following core elements.

Technological Leadership. We believe that we offer the most innovative, cost effective and environmentally beneficial technology to date that enables the reprocessing of collected spent lubricating oil. We have sought and obtained U.S. patent protection for our proprietary technology, ProTerra. Additionally, we have filed for patent protection worldwide. We believe we have adequately protected our technology in order to create meaningful barriers of entry into this market niche.

Existence and Development of Quality Strategic Relationships. We have consummated strategic relationships with Environmental Resources Management and Bechtel Corporation. Each of these entities, or their affiliates or principals, have invested directly in us. We are finalizing an agreement with an AAA-rated international insurance company for a facility that provides technology and market risk coverage to the senior lenders for our planned Wellsville plant. In addition, we may from time to time develop further strategic relationships that we believe will contribute materially to the rapid implementation of our technology, on both a domestic and international basis.

Global Presence. We are currently negotiating a joint venture agreement with a multi-national European conglomerate for the development of a plant employing our proprietary technology in Europe.

Acquisition of Quality Spent Lubricants Collectors. We have established through PFR a significant position in the spent lubricants collection industry, and we intend to further increase our market share of the spent lubricants collection business through a combination of increased street collections, expansion of national accounts and potential acquisitions of established spent lubricants collectors.

Develop Customer and Supplier Relationships. We have entered into multi-year contracts to sell a total of 26 million gallons per year of our high quality lubricating base oil products to seven independent lubricating oil manufacturers. This total represents about 75% of the anticipated yield of lubricating base oils from our first planned plant, satisfying project lender requirements for product sales contracts and allowing us flexibility in the market.


Strategic Alliances

         We have strategic relationships that we believe are of material benefit and significance to the implementation of our corporate goals. Our principal strategic relationships are with the following companies.

Bechtel Corporation

         On February 29, 2000, we entered into a Memorandum of Understanding with Bechtel Corporation (Bechtel) to commence negotiations with respect to a strategic worldwide alliance agreement, which was subsequently reached, and we are currently completing an engineering, procurement, and construction (EPC) agreement with Bechtel for our planned Wellsville facility. We have also entered into an agreement to license MP Refining Technology owned by Bechtel to enhance our own proprietary technology (ProTerra). Upon entering into the Memorandum of Understanding, we issued Bechtel a warrant, which had a two-year expiration, to purchase up to 200,000 shares of our common stock at an exercise price of $3.00 per share, as consideration for Bechtel agreeing to defer up to $1 million of license and engineering payments for our first plant to be built in Wellsville, Ohio. On March 27, 2000, Bechtel made a $600,000 investment in us by exercising this warrant. On January 31, 2001 we entered into a Strategic Alliance Agreement with Bechtel and are continuing to negotiate the EPC agreement for Wellsville.

         In July 2000, we issued another warrant to purchase up to 200,000 shares of our common stock to United Infrastructure Company, LLC (UIC), an affiliate of Bechtel Enterprises Holdings, Inc., as consideration for providing assistance to us in our financing efforts and for other financial advisory services. This warrant will expire on July 27, 2002 and has an exercise price of $3.00 per share.

         Additionally, in August 2000, UIC, committed to invest up to $5 million in us through the purchase of shares of our common stock. Since that time, UIC has invested a total of $3.5 million in us, including $1.5 million of convertible debt in September 2001, which counted towards UIC's total investment commitment. In addition, UIC has the option to make future investments in us of up to $7.5 million for each subsequent plant, or a higher amount as mutually agreed, from time to time, for as long as an Alliance agreement between Probex and Bechtel exists. Further, in conjunction with the commitment by UIC, we agreed to appoint a representative of UIC as an advisory member to our board of directors.


Environmental Resources Management

         Individual principals of Environmental Resources Management (ERM), a $28 million annual revenue environmental consulting firm, have invested directly in us and we have retained ERM to perform our permitting work for the initial production plant to be built in Wellsville, Ohio, and to provide permitting and environmental management services in support of the operations of PFR.


HSB Group, Inc.

         In November 2000, Hartford Steam Boiler Inspection & Insurance Company
(HSB) was acquired by American International Group, Inc., (AIG). We no longer maintain a strategic relationship with HSB, and we have decided to pursue other technology and market risk coverage facilities. HSB, and AIG as a result of its acquisition of HSB; however, continues to own a significant amount of our common stock.


Technology and Products

         Our patented ProTerra(TM) technology separates collected spent lubricating oil into three valuable product groups, trademarked under the names ProLube(TM), ProPower(TM), and ProBind(TM). We believe that our ProTerra technology will enable the processing of spent lubricating oil into premium quality lubricating base oils at lower cost than has been possible to date. At the same time, unlike other commercial reprocessing methods, to date, rather than just restoring the original lubricating base oil, ProTerra is expected to enhance it beyond original performance standards.

         ProTerra is an extension of conventional crude oil refining techniques that employs a unique set of operating parameters. ProTerra will enable us to construct and operate processing plants utilizing conventional process equipment capable of achieving significant performance improvements over current reprocessing facility configurations.

         ProTerra employs a relatively straightforward technique that, in the initial processing stage, virtually eliminates collected spent lubricating oil's propensity to foul. This key attribute allows us to apply proprietary adaptations of sophisticated, yet conventional, distillation and separation technologies that before now could not be effectively employed in processing collected spent lubricating oil. These technologies, in parallel applications, employ commonly used refining and petrochemical equipment and operate under conditions that are well understood and highly predictable. Furthermore, we anticipate that ProTerra will provide cost-effective operations. Most importantly, the distillation and separations processes are so effective that they actually enhance the lubricating base oil product beyond its original quality by correcting certain shortcomings in its original manufacture. These results are based on extensive pilot plant testing and tests by independent lubricant manufacturers and independent engineers. While we believe that the results achieved are credible, we cannot assure you that the same results will be achieved on a commercial production scale.


Future Products.

         ProLube

         The primary product created by ProTerra is ProLube, a premium quality lubricating base oil that, in the typical domestic plant configuration will be manufactured in two of the most popular viscosity grades. As has been confirmed by two independent additive companies, ProTerra actually enhances the quality of the underlying lubricating base oil contained in the collected spent lubricating oil.

         In that regard, we have provided samples of the lubricating base oils produced in our pilot facility to Infineum (a joint venture of Shell and ExxonMobil chemical companies) and Lubrizol, two of the four primary additive companies. Both companies have confirmed both the physical and chemical performance characteristics of ProLube lube base oil. Specifically, ProLube has exhibited strong Noack performance (a test for volatility at high temperatures), as well as positive low temperature and oxidative stability properties, and therefore, is expected to be desirable for use in the formulation of premium quality motor oil lubricants.

         Our entry into the lubricating base oil market, which is expected to represent approximately 85% of our total projected revenues, may be timely. As discussed above under "New Motor Oil Standard", more stringent motor oil standards (called GF-3) were approved in September 2000 and are being applied to market year 2002 automobiles. In our management's opinion, the number of lubricating base oil suppliers that are expected to meet the new GF-3 standards is declining, compared with the GF-2 standards. Because of GF-3, most independent motor oil formulators are being required to secure new lubricating base oil suppliers in order to continue to manufacture the full range of viscosity grade compliant motor oil products. We plan to produce GF-3 compliant lubricating base oils and, if able to do so, we would be optimally positioned to meet the new upgraded lubricating base oil requirements for independent motor oil formulators.

         Independent lubricant formulators in North America, collectively, purchase approximately 670 million gallons of lubricating base oil annually. Based on our discussions with firms in the industry, we believe that there is a strong desire to maintain multiple lubricating base oil supply sources. Thus, we expect to provide a strategically valuable source of supply for these independent formulators.

         We have entered into contracts to sell about 75% of the lubricating base oil products that are expected to be produced at our planned Wellsville facility. We also intend to market the non-contractual portions of our products on the spot market in order to maximize total revenues.


         ProPower

         ProPower is a fuel oil that is expected to be a high quality, light distillate that is useful as a low-ash industrial fuel or refinery feed for the manufacture of gasoline.


         ProBind

         The final product produced by ProTerra is ProBind, an asphalt modifier, which is comprised primarily of the concentrated additives inherent within collected spent lubricating oil and, therefore, has numerous valuable performance enhancing properties. Asphalt products often require specialty chemicals that promoting thickening at higher temperatures and increase elasticity at lower temperatures. We believe that ProBind will be positioned against certain specialty chemical asphalt modifiers once testing and in-use applications corroborate the higher value properties of ProBind. We have also received strong indications of interest in contractual supply arrangements for our fuel oil and our asphalt modifier from several large users.


Research And Development

         We have invested approximately $12 million in the development of our proprietary technology, which has received broad protection under two U.S. patents covering 102 claims. After having completed the construction of our pilot plant and conducted many test runs, we are finalizing the design of our plant to be constructed in Wellsville, Ohio. We are presently negotiating an Engineering, Procurement and Construction (EPC) agreement with Bechtel for the construction of the Wellsville plant and any subsequent U.S. plants. However, we cannot assure you that we will be successful in consummating a construction contract with Bechtel.


Intellectual Property and Proprietary Rights

         Our intellectual property protection strategy is twofold. The first element of the strategy is patent protection. We received from the United States Patent Office two patents covering 102 claims. These patents cover our de-fouling pretreatment and distillation processes until September 2017. We have filed for and hope to secure the broadest possible patent protection for the core elements of our technology in as many major world markets as possible where patents are recognized and enforced.

         The second element of our intellectual property protection strategy is the protection of our trade secrets. Our patent applications were filed in 1997 and early 1998 before the major portion of our pilot testing program. Accordingly, essentially all of the process condition optimizations developed through pilot testing have not been disclosed under our patent filings. We presently intend to maintain this information as a closely protected trade secret, thereby providing a significant measure of intellectual property protection even in markets where patents are effectively unenforceable.

         We also have filed trademark applications in the United States and several other countries for ProTerra, ProLube, ProPower and ProBind, as well as Purifine(TM), Purafine(TM), Purefine(TM) and Profine(TM), all of which are pending.



Environmental and Government Consents

         Our process is expected to be environmentally beneficial and is not expected to produce harmful levels of emissions or waste by-products, other than treatable water. However, our business operations are subject to certain federal, state and local requirements which regulate health, safety, environment, zoning and land-use. In September 1992, the Environmental Protection Agency enacted regulations that govern the management of spent lubricating oils. Although collected spent lubricating oils are not classified as a hazardous waste under federal law, certain states do regulate spent lubricating oil as hazardous wastes, which may affect us. Operating and other permits are generally required for our planned facilities, including the planned plant in Wellsville. The significant permits necessary to construct and operate the Wellsville facility are in place, but are subject to revocation, modification and renewal. Many of the environmental laws and regulations applicable to us provide for substantial fines and criminal sanctions for violations. It is possible that future developments, such as stricter environmental laws, regulations or enforcement policies, could affect the handling, manufacture, use, emission or disposal of substances or pollutants at and in our plants. Moreover, some risk of environmental costs and liabilities is inherent in our particular operations and products, as it is with other companies engaged in similar businesses. There can be no assurance that material costs and liabilities will not be incurred. Due to increasingly stringent environmental regulations arising from current and future requirements of proposed laws, we may have significant capital requirements for environmental projects in the future.


Competition

         Safety-Kleen is the largest domestic reprocessor of collected spent lubricating oil into lubricating base oil, and therefore a prospective competitor. However, we believe that Safety-Kleen is not currently capable of producing GF-3 compliant lubricating base oils for the 10W-30 or 5W-30 viscosity grades. Using a non-proprietary thin or wiped film process at a large facility in East Chicago, Indiana, Safety-Kleen at one point reprocessed 85 million gallons of collected spent lubricating oil each year into GF-2 and generic quality lubricating base oil, fuel and asphalt byproducts. Evergreen Oil Inc. employs a similar technology at a much smaller 12 million gallon per year reprocessing facility in Northern California. Other competing technologies include the thermal deasphalting process of IFP/Viscolube, a joint technology venture of the Institut Francais du Petrole and Viscolube/Italiana S.p.A.;

Universal Oil Products' HyLube direct contact hydrogenation; Kinetic Technology Incorporated's process; and Interline Resources Corporation's propane extraction system.

         To date, we have not generated revenues from our anticipated core line of business. While ProTerra has been validated by independent and reputable testing laboratories, there can be no assurances that we will be successful in entering the oil reprocessing industry or generating revenue from our ProTerra reprocessing operations. In addition, we cannot assure that we will be able to secure equity and/or debt financing as needed to continue operations. Finally, while we believe ProTerra offers a unique technology for reprocessing collected spent lubricating oil, even if we complete our first plant and begin actual production, because of the expected high quality of our base oil products we anticipate being in a business that is highly competitive.



Employees

         As of December 31, 2001, we had a total of 109 employees, of which 62 were in operations, 9 were in sales and marketing, 4 were in research and development, and 34 were in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.


Risk Factors
------------

If any of the following risks actually occur, our business, results of operations, and financial condition would likely suffer.

Risks Related to Our Business

We anticipate approximately $7 million of additional capital will be required to sustain our operations in fiscal year 2002. If we are not able to obtain additional capital in the near term, we may not be able to continue as a going concern. Additionally, if we do not receive the necessary capital to sustain our operations, we may be forced to sell assets or take other measures.

We may be unable to obtain necessary additional financing. Our limited revenue requires us to seek additional funds, which are only presently available to us through external financing. We presently require external financing for corporate overhead and other requirements, including satisfaction of accounts payable to complete the development of our initial project(s). A much larger amount of external financing, presently anticipated to exceed $125 million, which we will be seeking to secure on a project supported basis largely in the form of debt, is required to construct our initial plant and commence commercial operations. If we are not able to obtain the necessary capital resources, our potential as a going concern will be seriously affected.

We have short-term obligations that are secured by our assets that mature in the near term. We had $8.3 million of short-term loans that matured on December 31, 2001. We extended the maturity of $3.5 million of these obligations until June 30, 2002. We extended the maturity of the remainder of these obligations until January 31, 2002, and are in process of negotiating a further extension of these obligations to June 30, 2002. If we are unsuccessful in extending the maturity date of the obligations maturing on January 31, 2002, we will need additional capital to repay these obligations or risk foreclosure on our assets secured by such obligations.

We have a history of operating losses and our future profitability is uncertain. We have incurred net losses since our inception. We have not derived any revenues to date from the use or sale of our reprocessing technology and, at

September 30, 2001, we had an accumulated deficit of $31,648,358. We expect to continue to incur losses for at least 24 months as we increase our expenditures for the continued commercialization of our reprocessing technology. The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve profitability.

We have had increases in leverage that could adversely affect our financial condition. As of September 30, 2001:

o We had approximately $31.4 million in consolidated debt, of which approximately $19.9 million is secured by certain of our assets; and
o        We had a ratio of consolidated debt to equity of 83-to-1.

Our leverage could have important consequences for you. For example, it could:

o make it more difficult for us to satisfy our obligations with respect to our debt outstanding;
o limit our ability to obtain additional financing for working capital, acquisitions, debt service requirements or other purposes;
o        increase our vulnerability to adverse economic and industry conditions;
o require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for continued technology commercialization, operations, future business opportunities or other purposes;
o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we will compete; and
o place us at a competitive disadvantage compared to our competitors that have less debt.

We are dependent on our strategic alliances. We are dependent on collaborative relationships for the refinement of certain aspects of our technology, and our project development and commercialization strategy contemplates continued dependence on collaborative partners. We cannot assure you that we will be successful in maintaining or further formalizing our existing collaborative relationships or establishing such new relationships.

         In particular, we envision that Bechtel will oversee plant design and construction pursuant to an engineering, procurement and construction contract. We cannot assure you; however, that we will reach a final agreement with Bechtel for the design and construction of our plant(s). In addition, an AAA rated insurance company is expected to issue a technology and market cover facility for our proprietary technology to reprocess used lubricating oil. We cannot assure you, however, that we will receive this facility for our reprocessing technology.

Our success depends on our technology being scalable to full plant specifications. The commercialization of our technology is dependent on our ability to replicate our reprocessing technology in a full-scale production facility. While our reprocessing technology has been demonstrated in our pilot plant, we cannot assure you, however, that we will be capable of successfully implementing it in a full-scale production facility.

Uncertain application of intellectual property laws may jeopardize our patents and proprietary technologies. Our ability to compete will depend in significant part on the proprietary nature of our technologies. We rely upon patent and trade secret laws to establish and maintain proprietary rights in our technologies and processes. Although we have received patents in the U.S. and applied for patents abroad on certain aspects of our reprocessing technologies and anticipate filing additional patent applications in the future, we cannot assure you that such patents will provide sufficient protection or be of commercial benefit to us. We also seek to protect our technology through confidentiality agreements and trade secret protection where patent protection is not believed to be appropriate or obtainable. We cannot assure you that the steps we have taken to protect our proprietary rights will be adequate to prevent misappropriation of our technologies or that competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. In addition, the laws of some foreign countries may not permit the protection of proprietary rights to the same extent, as do the laws of the U.S. In the event that protective measures are not successful and we are unable to maintain the proprietary nature of our technologies, we may not be able to maintain the competitive advantage necessary for us to become and remain profitable, and our financial condition or results of operations would be materially and adversely affected accordingly.

Integrating our recently acquired businesses and potential future acquisitions could challenge our management. Our future growth depends in part upon the successful integration of the acquired assets of PPI, ITC and SES into our other operations. We cannot assure you that we will be able to successfully operate this line of business and their related personnel. Our failure to successfully integrate and manage the personnel and operations of PPI, ITC and SES and to retain their employees and customers could have a material adverse effect on our business, financial condition and results of operations.

We may in the future undertake acquisitions that could present challenges for our management. Acquisitions involve numerous risks, including the need to assimilate new operations and personnel, implement new business processes and manage geographically remote business units. These needs may divert management's attention from other business concerns. An acquisition could result in the use of a significant portion of our cash or, if an acquisition is financed with our securities, in significant dilution to our stockholders. In addition, we cannot assure you that any product or service we acquire will gain acceptance in our markets. If we fail to respond effectively to these challenges, any future acquisition could have a material adverse effect on our business, financial condition and results of operations.

Our current revenue is primarily derived from services that we do not expect to be the major source of our revenues in the future. Because we have not commercially offered any of our reprocessed lubricating base oil products, we currently derive all of our revenue from the services and products provided by PPI, ITC and SES. Substantially all of the assets of PPI and ITC were acquired in May 2000 and SES in September 2000, through our wholly owed subsidiary, Probex Fluids Recovery, Inc. (PFR). PPI, ITC and SES's services and products, however, are an integral component of our business model. As a result, our revenue from the collection and sale of spent lubricating oil may not reflect the allocation of revenue we expect from our future lines of business.

Since a significant portion of our spent lubricating oil is collected from a limited number of suppliers, a loss of one or more of these suppliers could adversely affect our business. We currently collect and expect to continue to collect a significant portion of our spent lubricating oil from a limited number of suppliers. As a result, the loss or reduction in the number of suppliers of our spent lubricating oil could significantly reduce our ability to generate revenue and earnings. In the year ended September 30, 2001, our three largest suppliers represented approximately 29% of the spent lubricating oil that we collected.

Since a significant portion of our current revenue is derived from a limited number of customers, a loss of one or more of these customers could adversely affect our business. We currently derive and expect to continue to derive a significant portion of our current revenue from a limited number of customers. As a result, the loss of or reduction in the amount of spent lubricating oil collected and sold to any of these customers could significantly reduce our revenue and earnings. In the year ended September 30, 2001, our three largest customers represented approximately 27% of our revenue.

The expected fluctuations of our quarterly results could cause our stock price to fluctuate or decline. We expect that our quarterly operating results will fluctuate significantly in the future based upon a number of factors, many of which are not within our control. We plan to further increase our operating expenses in order to expand our sales and marketing activities, fund research and development activities and broaden our service and production capabilities. We base our operating expenses on anticipated market growth and our operating expenses are relatively fixed in the short term. As a result, if our revenue is lower than we expect, our quarterly operating results may not meet the expectations of public market analysts or investors, which could cause the market price of our common stock to decline. Due to the uncertainty surrounding our revenue and expenses, we believe quarter-to-quarter comparisons of our historical operating results should not be relied upon as an indicator of our future performance.

If we fail to manage our growth, our business could be adversely affected. We anticipate that we will need to experience significant growth in our business in a short period in order to pursue existing and potential market opportunities. Our growth could include an expansion in our staff and customer base, acquisitions of oil collectors and the development of our lubricating base oil products. The number of people we employ increased from 91 to 117 between September 2000 and 2001, and was subsequently reduced to 109 on December 31, 2001. We expect this growth to continue upon project financing. These changes are could place a strain upon our management, systems and resources. We cannot assure you that we will be able to successfully manage growth in our business, staff, customer base, products or services. Our failure to do so could have an adverse effect upon our business, financial condition and results of operations.

Our success depends on retaining our current key personnel and attracting additional qualified employees. Our future success is dependent in large part on a number of key senior management, research and development and sales and marketing employees, in particular: Charles M. Rampacek, Chairman of the Board, President and Chief Executive Officer; Bruce A. Hall, Senior Vice President and Chief Financial Officer, David J. McNiel, Senior Vice President of Operations, and Martin R. MacDonald, Senior Vice President of Technology and Business Development. The loss of one or more key employees could have a material adverse effect on our business, financial condition and results of operations.

         Our future success also will depend to a significant extent on our ability to attract, train, motivate and retain highly qualified employees. These employees include managerial and sales personnel, as well as highly skilled professionals and other senior technical personnel. We believe that there is a shortage of, and significant competition for, individuals with the advanced technological skills necessary to develop, manufacture and market our products. We expect that it will become increasingly difficult to hire additional personnel with such expertise and experience. Our inability to hire and retain qualified personnel or our loss of the services of key personnel could have a material adverse effect upon our business, financial condition and results of operations.

Our success depends upon our ability to collect spent lubricating oil and market our reprocessed lubricating base oil products. Our business model depends on our ability to maintain a constant and consistent supply of spent lubricating oil and derive revenue from selling our reprocessed lubricating base oil products. As a result, our future financial performance will depend in large part on market acceptance of our products, such as ProLube, our ability to maintain a constant and consistent supply of used lubricating oil, and our ability to adapt and modify our reprocessed lubricating base oil products to meet the evolving needs of our customers and government standards. Competition and the future effects of product enhancements makes the life cycle of our products difficult to estimate, including developments in the refining and reprocessing industries in which we operate. The failure of our products to gain widespread acceptance, whether as a result of competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

Delays in plant construction could negatively impact our business. We have an aggressive construction schedule for our production facilities. Our success will depend to a substantial degree on our ability to construct production facilities on a timely basis. Construction is often not completed on time and significant delays may result in loss of sales, increases in cost, and harm to the competitiveness of our products or our ability to attract and sustain strategic relationships. Our failure to construct these production facilities on a timely basis may have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Industry

The acceptance of our reprocessed lubricating base oil products is uncertain. Our business model depends on demand for reprocessed lubricating base oil products.

The growth of reprocessed lubricating base oil products could be limited by:

o        supply of spent lubricating oil;
o        price of spent lubricating oil; and
o        alternative lubricating base oil products.

If our reprocessed lubricating base oil products are not accepted or are perceived to be ineffective, our business, financial condition and results of operations will be adversely affected.

Adverse market conditions and volatility of lubricating base oils prices and volumes may adversely affect us. The revenues generated by our operations will be highly dependent on the prices of, and demand for, lubricating base oil. Historically, the prices of lubricating base oil have been related to crude oil prices, which have been volatile and are likely to be volatile in the future. However, the spent lubricating oil, which is used as feedstock, is more correlated to the price of Number 6 Oil, a by-product of the refining process, which is much less volatile than crude. Therefore, Probex's margins are volatile, but less volatile than the refining crack spread due to the more stable nature of the spent lubricating oil feedstock prices.

Government regulation and legal uncertainties could increase our cost of doing business. Due to increasing environmental concerns with respect to petroleum products, laws and regulations applicable to petroleum-based products are becoming more prevalent. The adoption or modification of these laws or regulations could inhibit the growth in the use of our products and decrease the acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations.

         Due to global environmental concern, state and foreign governments also may attempt to regulate petroleum based products and their production. We cannot assure you that violations of domestic or foreign laws will not occur or that these governments will not allege violations of such laws and regulations. In addition, the applicability of existing laws or regulations relating to issues such as motor oil standards and hazardous waste are uncertain. We may have difficulty complying with existing or new laws and regulations, and as a result our business, financial condition and results of operations may be adversely affected.

We cannot accurately predict the size of our product market, and if this market is not as large as we expect, our business prospects will suffer. Our growth will depend in part on the development and widespread acceptance of reprocessed lubricating base oils as an alternative for conventional lubricating base oils. Use of reprocessed lubricating base oils is not widespread, and market acceptance of our reprocessed lubricating base oils as an alternative to conventional lubricating base oils is subject to a high level of uncertainty. Accordingly, we may fail to accurately estimate the size of our market or the potential demand for our products. This failure could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to respond to changes in motor oil standards, our technology could become obsolete and we could lose revenue. The motor oil standards are subject to change. The introduction or announcement of new motor oil standards or products or enhancements by our competitors or us could render our existing products obsolete or unmarketable. To remain competitive, we must be ready to change and improve our products in response to industry changes, including changes in motor oil standards. Accordingly, our future success will depend on our ability to enhance our products or expand the applications of our products in a manner that will respond to market needs and satisfy the demand for increasingly sophisticated requirements.

         The timeliness of product introductions can have a material impact on market acceptance of the product. Because it is generally not possible to predict the time required and costs involved in reaching certain research and development objectives, estimated product development schedules could require extensions and actual development costs could exceed budgeted amounts. If we are unable to develop and introduce new products or enhanced products in a timely manner, our business, financial condition and results of operations could be materially adversely affected.

Competition in the lubricating base oil market is characterized as intense. We are smaller and have had a more limited operating history than most of our competitors. We will compete with major and independent lubricating base oil producers. We also compete for the equipment and labor to operate production facilities. We also expect competition from emerging companies. We cannot assure you that competitors will not develop products and services that are superior to or that achieve greater market acceptance than our products and services. We expect that competition will continue to intensify as the market for our products develop. Our failure to remain competitive could have a material adverse effect on our business, financial condition and results of operations.

Many of our competitors have substantially greater resources than we do. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, our competitors may respond more quickly than us to new or emerging technologies and evolving industry standards, or may devote greater resources than us to the development, promotion, sale and support of their products. Current and potential competitors have established or may establish in the future cooperative relations among themselves or with third parties to increase the ability of their products to address the needs of our potential customers. As a result, new competitors or alliances among our existing competitors may emerge and rapidly decrease our market share. We cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources than us, or that competitive pressures faced by us would not have a material adverse effect on our business, financial condition and results of operations.

Our potential customers are subject to a regulatory environment and to industry standards that may change in a manner adverse to our interests. Our potential customers are subject to a number of government regulations and industry standards. Our products must comply with these regulations and standards. For example, our products are affected by motor oil standards that generally are changed every few years. Changes to these standards will likely require us to make periodic changes to our products. In addition, there has been growth in the use and generation of alternative lubricating base oils, such as synthetic lubricating base oils. Action by regulatory authorities to substantially restrict the availability of conventional petroleum products, or other related regulatory developments, could have an adverse effect on our customers and, therefore, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock will likely be subject to substantial price and volume fluctuations. The price and trading volumes of our common stock may fluctuate widely due to our limited public float and other reasons, which may be unrelated to our businesses or results of operations. This market volatility, as well as general domestic or international economic, market and political conditions, could materially adversely affect the price of our common stock without regard to our operating performance. In addition, our future operating results may fall below the expectations of public market analysts and investors. If we fail to meet these expectations, the market price of our common stock would likely decrease significantly.

We may be unable to maintain a listing for our common stock. Our common stock is currently listed on the American Stock Exchange (AMEX). We cannot assure you; however, that we will continue to be listed on the AMEX or that there will be any sustained, active market for our common stock. If we fail to maintain our listing, the market value of our common stock likely would decline. As a result, holders likely would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock.

We have preferred stock outstanding and have the authority to issue additional preferred stock without stockholder approval. We currently have outstanding 532,000 shares of Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock, which is senior to our common stock with respect to dividends and upon liquidation. The issuance of additional equity securities may result in dilution to current stockholders.

We may never declare dividends on our common stock. We have never declared or paid a dividend on our common stock, and we expect that a substantial portion of our future earnings, if any, will be retained by us for expansion and development purposes, which may include acquisitions. Whether we pay dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon, among other things, future earnings, operations, capital requirements and surplus, our general financial condition, preferred stock preferences, restrictive covenants in any loans or other agreements, and other factors as our board of directors may deem to be relevant, including the desirability of cash dividends to stockholders.

The liquidity of our common stock is affected by the small size of the public float. There has been a limited public market for our common stock. We cannot predict the extent to which investor interest in our company will be maintained which is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Anti-takeover and Corporate Governance.

Our certificate of incorporation contains provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us without negotiating with our board of directors. These provisions could limit the price that investors might be willing to pay in the future for our securities.

We have the authority to issue additional preferred stock without stockholder approval. Our certificate of incorporation provides that we can issue preferred stock with rights senior to those of our common stock or impose various procedural and other requirements, which could make it more difficult for stockholders to effect certain corporate actions.

We have a classified Board of Directors. Our Board is divided into three classes. Directors in each class are elected for terms of three years. As a result, the ability of stockholders to effect a change in control of us through the election of new directors is limited by the inability of stockholders to elect a majority of our Board at any particular meeting.

Our certificate of incorporation prohibits stockholders from acting by written consent in lieu of an annual or special meeting. Our certificate of incorporation prohibits stockholder action by written consent in lieu of a meeting of stockholders. As a result, the ability of stockholders to effect a change in control of us through action by written consent is limited by the inability of stockholders to act without a meeting.


                      Item 2. Description of the Properties

         The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, TX 75240. At this location, the Company leases approximately 7,130 square feet of space as a tenant. The term of this lease is through February 28, 2004 and the monthly rent is $14,850. Our executive and administrative staff are at this location. The Company has a laboratory at 1467 Lemay, Suite 112, Carrollton, TX. At this location, the Company leases approximately 4,700 square feet of space as a tenant. The term of this lease is through June 30, 2002, with an option to renew for one year, and the monthly rent is $6,267. In addition, the Company has office and warehouse space at 2760 Valley View Drive, Shreveport, LA 71108. At this location, the Company leases approximately 8,850 square feet of space as a tenant. The term of this lease is through December 31, 2010 and the monthly rent is $8,100. Further, we lease storage tanks in various states, which are used in conjunction with our spent lubricants collection operations.

         In June 1999, we secured, and currently hold, an option from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, to purchase a 22-acre site for our first domestic facility. This site and the surrounding property will be improved by construction of an adjacent highway interchange primarily using federal funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2003. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments, in total, will be credited against the purchase price. To date we have paid $521,167 for this option to purchase, which will be credited to the purchase price as well.


Wellsville Project


         We are presently engaged in the development of our first production facility, to be located in Wellsville, Ohio, which will produce premium quality lubricating base oils and associated products from collected spent lubricating oil.

Since June 1999, we have held an option to purchase a 22-acre site, which is strategically located near Wellsville on the Ohio River in the center of large supply and product markets. It includes a barge dock, significant tankage, a rail spur, and will have rail and truck loading and unloading racks. We have obtained our material environmental permits, and the land has been cleared in anticipation of commencement of construction once project financing is obtained.

         As noted earlier, we are currently negotiating an EPC agreement with Bechtel, a global engineering/construction firm. This EPC agreement will include provisions encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments. Because these negotiations are not yet completed, we cannot assure you that we will consummate this EPC agreement with Bechtel.

         We plan to operate this initial plant facility ourselves and utilize contracts for repair and maintenance. We envision that the maintenance contractor would be responsible for maintenance of the entire facility, including battery limit plant operations, material transfers and storage(scheduled and unscheduled). We will secure the necessary feedstock, operate the facility and market the products.

         We are in negotiations with various potential lenders to provide the financing for Wellsville. Altogether, we are seeking to raise approximately $140 million through a combination of debt and equity financing for the project. Of the $140 million, approximately $125 million will be used for the Wellsville facility, and the remainder will be used for general corporate purposes and to provide sufficient working capital until operational start-up of the Wellsville facility. With regard to the technology and market risk coverage for the senior project lenders, we are negotiating an agreement with an AAA-rated international insurance company to provide a risk coverage facility. That agreement is expected to be integrated with cost and schedule guarantees from Bechtel as part of the proposed EPC agreement. Finally, we have secured multi-year executed product sales contracts necessary to provide the revenue streams to support our projected plant debt service requirements. While we believe that we will be successful in completing these agreements and obtaining project financing, there can be no assurance that the EPC contract and risk coverage facility will be completed or that project financing will be obtained.



                            Item 3. Legal Proceedings

         As of December 31, 2001, there were no legal proceedings initiated by or against the Company.

           Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2001.


                                     PART II

       Item 5. Market for the Common Stock and Related Stockholder Matters

         In June 1996, our common stock commenced quotation on the NASDAQ Electronic Bulletin Board under the symbol "PRB". However, there was no active market for our common stock and our listing was suspended. In January 1998, our market maker made a re-application to the NASDAQ and the re-listing was approved. Shares of our common stock traded inactively on the NASD over-the-counter bulletin board under the symbol "PRBX". Since February 3, 2000 our common stock has been listed and is trading on the American Stock Exchange under the symbol "PRB". At the same time, our common stock ceased trading on the NASD over-the-counter bulletin board.

         Through September 30, 2001, the volume of trading in our common stock has been relatively small, and none of our shares of common stock issued to date have been registered under the Securities Act of 1933 or any of the securities laws or regulations of any state or other foreign country.


         The range of high and low sales prices or bids for our common stock for the last eight quarters is:
Market Performance Data*
Quarterly Market Prices
                                 2001                              2000
                          High            Low               High            Low
First Quarter            $2.44           $1.38             $2.69           $1.81
Second Quarter           $1.93           $1.38             $5.25           $3.50
Third Quarter            $1.82           $1.45             $3.87           $2.50
Fourth Quarter           $1.58           $1.05             $3.19           $2.12
--------------------------------------------------------------------------------

*For Fiscal Years ended September 30.

         The information since February 3, 2000 is based on the high and low sales price as reported on the American Stock Exchange. The high and low bid information for the periods prior to February 3, 2000 was obtained from the Pink Sheets, LLC (formerly known as the National Quotation Bureau, Inc). Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         As of November 30, 2001, there were approximately 648 holders of record of our common stock.

         On July 21, 1999, our board of directors approved a series of preferred stock, which currently consists of up to 550,000 shares of preferred stock (such amount may from time to time be increased or decreased by the board of directors), designated as Series A 10% Cumulative Convertible Preferred Stock Series A (Series A Preferred Stock). The Series A Preferred Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to all classes and series of common stock and may rank senior to other classes of preferred stock. The Series A Preferred Stock has a liquidation preference of $10.00 per share plus accrued and unpaid dividends, that is prior to the liquidation preference of the common stock. The Series A Preferred Stock is entitled to receive semi-annual dividends at the rate of $1.00 per annum payable either in cash or shares of common stock valued at $1.50 per share, at our option. The holders of Series A Preferred Stock are not entitled to vote, except on certain limited matters and to the extent required by law. Each share of Series A Preferred Stock is convertible at any time into 5.33333 shares of common stock and shall be automatically converted, without further action on the part of the Company or the holder thereof, into 5.33333 fully paid and non-assessable shares of common stock on the date following any thirty-day trading period in which the average daily closing price of our common stock exceeds $5.625 per share. We will not issue any fractional shares of common stock upon the conversion of the Series A Preferred Stock.



Dividend Policy

         Dividends on the Series A Preferred Stock are payable on May 1 and November 1 (or, if not a business day, on the next succeeding business day) of each year; provided; however, that at the final closing of the offering (March
2000), we paid an initial dividend payment on each share of Series A Preferred Stock from the date of original issuance of such shares. We declared and paid, in the form of common stock, the required dividends in November 2000 and May 2001. We currently expect to make dividend payments on the Series A Preferred Stock in cash in the future, to the extent available.

         We have not declared or paid any cash or other dividends on our common stock for the last two (2) fiscal years and in any subsequent period for which financial information is required, and we have no intention of doing so in the foreseeable future.


Recent Sales of Unregistered Securities

During the three months ended September 30, 2001, we issued the securities listed below:

In July, we:

- paid interest on the 7% Senior Secured Convertible Notes Due November 2004, issued by Probex Fluids Recovery, Inc., a wholly-owned subsidiary of the Company, in the form of shares of our common stock. Pursuant to the terms of the notes, interest is payable in shares of common stock to holders of the notes who made a one-time election to receive interest payments in the form of our common stock. The interest payment on the notes in the form of common stock was $288,998, resulting in the issuance of an aggregate of 176,218 shares of our common stock.

- issued 22,945 shares of our common stock to lenders as consideration for the extension of the maturity date of a loan made to us. These shares were issued at a value per share equal to $1.308


In August, we:

- issued 13,333 shares of our common stock upon the conversion of our Series A 10% Cumulative Convertible Stock at the election of the holder. Prior to such issuance, the holder tendered 2,500 shares of our Series A 10% Cumulative Convertible Preferred Stock.


In September, we:

- issued 733,574 shares of our common stock to lenders as consideration for extending the maturity dates of certain loans to us. These shares were issued at a value per share ranging from $1.185 to $1.302.

- issued 535,707 shares of our common stock to holders of Probex Fluid Recovery's 7% Senior Secured Convertible Notes due November 2004, pursuant to the First Amendment to Note Purchase Agreement. This amendment provides for the issuance of our common stock as consideration for the extension of certain registration rights granted under that certain Note Purchase Agreement, dated November 29, 2000, on a quarterly basis.

- issued warrants to purchase an aggregate of 818,417 shares of our common stock to lenders in connection with the extension of the maturity date of short-term loans in the aggregate principal amount of $4.83 million made by such lenders to us. Such warrants have an exercise price ranging from $1.28 to $1.58 per share and expire from April 30, 2006 to five years from the date of consummation of project financing for the facility to be built in Wellsville, Ohio.

- granted options to purchase an aggregate of 11,000 shares of our common stock to certain of our directors, executive officers and employees under our 1999 Omnibus Stock and Incentive Plan, as amended.

         With respect to the issuance of options to purchase our common stock, we relied on Section 2(a)(3) of the Securities Act of 1933 as a basis for an exemption from registration of the securities issued, as the options were not an event of sale. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933 as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.


       Item 6. Management's Discussion and Analysis or Plan of Operations

         The following discussion includes forward-looking statements for purposes of the Securities Act of 1933, and the Securities Exchange Act of 1934, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect",

"estimate", "anticipate", "predict", "believes", "plan", "seek', "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following:
         o one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate;
         o        mistakes in cost estimates and cost overruns;
         o the Company's inability to timely obtain financing for general operations including the financing of plants and the marketing of the Company's products;
         o non-acceptance of one or more products of the Company in the market place for whatever reason;
         o the Company's inability to support any product to meet market demand;
         o generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers;
         o        development of a similar competing technology;
         o the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems;
         o if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.;
         o if the Company is unable to timely enter into an engineering, procurement and construction (EPC) agreement and to secure a risk coverage facility on satisfactory terms and conditions; and
         o if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.) or is adversely affected by problems of its suppliers, shippers, customers or others.

         All forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date initially filed or published or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.


General

         We are an energy technology company that has developed a patented process enabling us to produce premium quality lubricating base oils from collected spent lubricating oil in an environmentally beneficial and economical manner. We have worked over six years and invested approximately $12 million in the development of this patented process. This technology also possesses the capability to produce both light distillate fuel and an asphalt modifier from collected spent lubricating oil, in addition to premium lubricating base oils.

         We have invested the majority of our resources since inception on research and development of our patented ProTerra(TM) technology, and expect to begin construction of our first reprocessing facility in Wellsville, Ohio, as soon as project financing is obtained. Operating start up is targeted for approximately 22 months after project financing is completed. Subsequent plants are anticipated for sites along the Gulf Coast, in the Northeast, Southeast, California and in Europe.

         Our patented technology has been validated through extensive pilot testing, and results have also been validated by two independent additive companies as well as by leading technical experts in the refining and lubricating base oil processing industries. We have attracted and retained strong, experienced persons in management functions with a depth of expertise in commercializing new technologies, managing early stage companies, and in the spent lubricants collection and lubricating base oil industries.

         Our objective is to provide new outlets in the market for a material portion of the estimated 5.3 billion gallons of available spent lubricating oil worldwide, as well as to supply premium quality lubricating base oils that will comply with the new motor oil standards implemented in the United States for model year 2002 automobiles, and thereafter around the world.

         We have formed critical strategic alliances with Bechtel Corporation (Bechtel) and Environmental Resources Management (ERM). We are currently negotiating an engineering, procurement and construction agreement with Bechtel for Wellsville. ERM is providing permitting and environmental management services for the Company. Both are direct or indirect investors in Probex. We are also finalizing an agreement with an AAA-rated international insurance company for a facility that provides technology and market risk coverage to the senior project lenders for our planned Wellsville plant. In addition, we may from time to time develop further strategic relationships that we believe will contribute materially to the rapid implementation of our technology, on both a domestic and international basis.

         In conjunction with the commercialization of our ProTerra technology, we have formed a wholly owned subsidiary, Probex Fluids Recovery, Inc. (PFR). Our goal is to have PFR's collection operations supply our plants with substantially all of the necessary collected spent lubricating oil feedstock. We intend to further increase our market share of the spent lubricants collection business through growth in street collections, expansion of national accounts and acquisitions of established spent lubricating oil collectors. While market timing appears favorable, there can be no assurances that we will be able to complete any further expansion or acquisitions. Until our reprocessing plants come on line, the spent lubricants collected by PFR will continue to be sold into the fuel markets, providing cash flow to us and helping to offset overhead expenses incurred in commercialization of the ProTerra process.

          PFR is expected to collect approximately 35 million gallons of spent lubricating oil in 2002, or approximately 60% of the feedstock requirement for our initial Wellsville facility. The remainder is covered through third-party commitments, though we anticipate significantly increasing the Company-owned portion of collections prior to commencement of operations at Wellsville.

          The commercialization of our technology, including the growth of our spent lubricants collection business and the construction and operation of our initial plant facility, will require significant additional capital. While we believe that we will be successful, at this time, there can be no assurance that we will raise this additional capital upon terms acceptable to us. See the discussion below under the section "Liquidity and Capital Resources."

         In August and September 2000, we were granted two patents from the U.S. Patent Office for our proprietary spent lubricating oil processing technology. Together, the patents provide broad coverage for 102 claims of the ProTerra process, including pivotal elements, which de-chlorinate and de-foul the spent oil. The patents give us the right to exclude others from using this technology in the United States through September 2017. In addition to these issued patents, ProTerra is protected by pending patents in major countries.

Results of Operations - Fiscal 2001 versus Fiscal 2000

         The following is a discussion of the results of the operations for the fiscal year ended September 30, 2001 compared with the year ended September 30, 2000, and changes in the financial condition during the fiscal year ended September 30, 2001.

Operating Revenue. Total operating revenue for fiscal year 2001 was $15,528,606 as compared to $2,684,869 for fiscal year 2000. The increase of operating revenue in fiscal 2001 reflects a full 12 months of the SES operating revenue versus zero months in fiscal 2000. In addition, fiscal 2001 has a full 12 months of PPI/ITC operating revenue versus only five months in fiscal 2000.

Cost of Sales. Total cost of sales for fiscal year 2001 was $7,218,380 as compared to $1,306,386 for fiscal year 2000. The increase in cost of sales in fiscal 2001 reflects a full 12 months of the SES cost of sales versus zero months in fiscal 2000. In addition, fiscal 2001 has a full 12 months of PPI/ITC cost of sales versus only five months in fiscal 2000.

Operating Expense. Total operating expense for fiscal year 2001 was $6,875,328 as compared to $544,752 for fiscal year 2000. The increase of operating expense in fiscal 2001 reflects a full 12 months of the SES operating expense versus zero months in fiscal 2000. In addition, fiscal 2001 has a full 12 months of PPI/ITC operating expense versus only five months in fiscal 2000.

Research and Development. Total research and development expense for fiscal year 2001 was $2,970,225 as compared to $1,995,604 for fiscal year 2000. The increase in research and development expense is attributable to additional resources, including employees, consultants, and testing required to advance the commercialization of the Company's proprietary reprocessing technology.

Selling, General and Administration. Total selling, general and administration expense for fiscal year 2001 was $6,082,398 as compared to $4,691,797 for fiscal year 2000. The increase in selling, general and administration expense is attributable to additional resources, including employees, consultants, legal counsel, and other infrastructure changes required to advance the commercialization of the Company's proprietary reprocessing technology.

Depreciation and Amortization. Total depreciation and amortization expense for fiscal year 2001 was $1,220,759 as compared to $399,038 for fiscal year 2000. The increase of cost of depreciation and amortization in fiscal 2001 reflects a full 12 months of the SES depreciation and amortization versus zero months in fiscal 2000. In addition, fiscal 2001 has a full 12 months of PPI/ITC depreciation and amortization versus only five months in fiscal 2000.

Interest - net. In fiscal year 2001, the Company incurred net interest expense of $7,637,351 ($34,872 interest income and $7,672,223 interest expense) compared with net interest expense of $28,290 ($131,869 interest income and $160,159 interest expense) for fiscal year 2000. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of approximately $6.8 million related to corporate financing activities for the fiscal year 2001.

Income Taxes. There was no federal income tax liability in fiscal year end 2001 and 2000 due to a net loss in each period. There was a $22,000 state income tax expense in fiscal year end 2001 versus none in fiscal year end 2000.

Results of Operations - Fiscal 2000 versus Fiscal 1999

         The following is a discussion of the results of the operations for the year ended September 30, 2000 compared with the fiscal year ended September 30, 1999, and changes in the financial condition during the fiscal year ended September 30, 2000.

Operating Revenue. Total operating revenue for fiscal year 2000 was $2,684,869 as compared to none for fiscal year 1999. The lack of operating revenue in fiscal 1999 reflects the developmental stage of the business. As previously discussed, the May 1, 2000 purchase of PPI/ITC directly contributed to spent oil collections related operating revenue recognized in fiscal year 2000.

Cost of Sales. Total cost of sales for fiscal year 2000 was $1,306,386 as compared to none for fiscal year 1999. The lack of cost of sales in fiscal year 1999 reflects the developmental stage of the business. As previously discussed, the May 1, 2000 purchase of PPI/ITC directly contributed to spent oil collections related cost of sales recognized in fiscal year 2000.

Operating Expense. Total operating expense for fiscal year 2000 was $544,752 as compared to none for fiscal year 1999. The lack of operating expense in fiscal year 1999 reflects the developmental stage of the business. As previously discussed, the May 1, 2000 purchase of PPI/ITC directly contributed to spent oil collections related operating expense recognized in fiscal year 2000.

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

Interest - net. In fiscal year 2000, the Company incurred net interest expense of $28,290 ($131,869 interest income and $160,159 interest expense) compared with net interest expense of $107,820 ($10,667 interest income and $118,487 interest expense) for fiscal year 1999. This decrease in interest expense resulted from proceeds of a preferred stock offering being held in an interest bearing escrow account until the closing of that offering.

Income Taxes. There was no income tax liability in fiscal year end 2000 and 1999 due to a net loss in each period.

Liquidity and Capital Resources

         We anticipate that approximately $7 million of additional capital will be required to sustain our operations for fiscal year 2002. If we do not receive the necessary capital to sustain our operations, we may be forced to sell assets or take other measures, which could have material adverse effects on our business prospects.

         We are highly leveraged. At September 30, 2001, our ratio of total indebtedness to equity was 83.02. Our ability to repay our indebtedness and related interest charges is dependent upon our ability to obtain additional capital.

         We are seeking to raise approximately $140 million of project financing through a combination of debt and equity. Of the $140 million, approximately $125 million will be used for the Wellsville facility, and the remainder will be used for general corporate purposes and to provide sufficient working capital until operational start-up of the Wellsville facility.

         From time to time we have also conducted interim financing for working capital and general corporate purposes. During the fiscal year ended September 30, 2001, we raised $2,040,863 from the sale of common stock (net of offering costs), $12,500,000 from the issuance of convertible debenture notes, and $9,880,000 of proceeds from short term debt. In addition, we made payments of $7,464,668 on existing debt during this same time. The remainder of the proceeds were used to finance ongoing operations, acquisitions, and working capital.

         In September 2001, United Infrastructure Company, LLC (UIC) an affiliate of Bechtel Corporation, made a convertible loan to us totaling $1.5 million in support of the development and commercialization of the Wellsville facility. This $1.5 million counts against the $5 million commitment to purchase our common stock made in August 2000. To date, UIC has invested $3.5 million in us. We have formed a strategic worldwide alliance with Bechtel and are negotiating an EPC agreement for Wellsville. If the EPC agreement is entered into, UIC will have the option to make future investments of up to $7.5 million for each subsequent plant, or a higher amount as mutually agreed, from time to time, for as long as an Alliance Agreement between Probex and Bechtel exists.

         In September 2001, accounts of Zesiger Capital Group, LLC made a convertible loan to us totaling $1.5 million in support of the development and commercialization of the Wellsville facility. To date, accounts of Zesiger Capital Group, LLC have invested $9.25 million in us. Additionally, in September 2001, another third party investor loaned us $0.5 million.

         Our debt is secured by all of our assets, other than our intellectual property. We have $8.33 million aggregate principal amount of short term and convertible debt that matured at December 31, 2001. We have extended the maturity of $3.5 million of these obligations until June 30, 2002. We extended the maturity of the remainder of our short term debt maturing on December 31, 2001 until January 31, 2002, and we are in negotiations to further extend the maturity of these obligations until June 30, 2002. If we are unsuccessful in extending the maturity of our obligations maturing on January 31, 2002, we will require additional capital to repay this debt or risk foreclosure on our assets securing such obligations.

         In October 2001, as a result of our inability to secure commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing PFR's 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. One noteholder who holds a note in the aggregate principal amount of $1 million, however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31,2001.

         In order to continue with our business plan of commercializing our ProTerra technology, we will require significant additional capital in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio. The remaining amount will be used for working capital and general corporate purposes, and by PFR for growth in street collections, expansion of national accounts and acquisitions of additional collection companies. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR, which we believe will continue to generate positive cash flow in fiscal 2002 to offset a portion of our working capital requirements. However, there can be no assurance that additional financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional funding would have a material adverse affect on our business, results of operations and financial condition.








                          Item 7. Financial Statements

Filed herewith are the following audited financial statements of the Company:

                                                                        Page No.
                                                                        --------

Report of Ernst & Young LLP, Independent Auditors...........................28

Consolidated Balance Sheet as of September 30, 2001.........................29

Consolidated Statements of Operations for the years ended
September 30, 2001 and 2000.................................................30

Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2001 and 2000.................................................31

Consolidated Statements of Cash Flows for the years ended
September 30, 2001 and 2000.................................................32

Notes to Consolidated Financial Statements..................................33

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Shareholders
Probex Corp.

         We have audited the accompanying consolidated balance sheet of Probex Corp. as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Probex Corp. at September 30, 2001, and the consolidated results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.


        As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Dallas, Texas
November 2, 2001



                                  PROBEX CORP.
                           CONSOLIDATED BALANCE SHEET
                                                                                      September 30,
                                                                                           2001

ASSETS
Cash and cash equivalents                                                          $          586,173
Accounts and notes receivable                                                               2,714,505
Inventories                                                                                   614,374
Prepaid and other current assets                                                              370,249
                                                                                  -----------------------
Total current assets                                                                        4,285,301

Property, plant and equipment - net                                                        15,317,481
Goodwill - net                                                                              5,808,841
Patents - net                                                                                 419,861
Investments in affiliate - at equity                                                          719,704
Deferred debt offering costs - net                                                          1,677,099
Deferred offering costs                                                                     3,215,524
Other assets                                                                                  357,930
                                                                                  -----------------------
TOTAL ASSETS                                                                       $       31,801,741
                                                                                  =======================

LIABILITIES
Accounts payable                                                                   $        1,048,024
Accrued liabilities                                                                         2,443,055
Deferred plant design costs                                                                 6,454,197
Current maturities of capital lease obligations                                               186,531
Short-term debt - net of note discount                                                      7,370,264
Current maturities of long-tem debt                                                           279,496
                                                                                  -----------------------
Total current liabilities                                                                  17,781,567

Capital lease obligations, long-term                                                          158,727
Long-term debt                                                                             13,482,927
                                                                                  -----------------------
TOTAL LIABILITIES                                                                          31,423,221

COMMITMENTS AND CONTINGENCIES
                                                                                                  -

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 authorized:
 10% Cumulative Convertible Preferred Stock, Series A,
 authorized 550,000 shares:
issued - 532,500
                                                                                                  533

Common Stock, $0.001 par value, authorized 100,000,000 shares:
issued-30,680,685                                                                              30,681

Additional Paid In Capital                                                                 32,722,140
Deferred stock compensation expense                                                         (547,516)
Accumulated Deficit                                                                      (31,648,358)
Less:  Treasury Stock  (common: 167,011 shares) at cost                                     (178,960)
                                                                                  -----------------------
TOTAL STOCKHOLDERS' EQUITY                                                                    378,520
                                                                                  -----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       31,801,741
                                                                                  =======================




The accompanying notes are an integral part of the consolidated financial statements.


                                  PROBEX CORP.
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                      Year Ended
                                                                    September 30
                                                        2001                        2000
                                           ---------------------------------------------------------


REVENUES                                    $    15,528,606                       $  2,684,869
COST OF SALES                                     7,218,380                          1,306,386
                                           ---------------------------------------------------------
GROSS PROFIT                                      8,310,226                          1,378,483

EXPENSES:
Operating                                         6,875,328                            544,752
Research and development                          2,970,225                          1,995,604
Selling, general and administrative               6,082,398                          4,691,797
Depreciation and amortization                     1,220,759                            399,038
                                           ---------------------------------------------------------
TOTAL EXPENSES                                   17,148,710                          7,631,191
                                           ---------------------------------------------------------

OPERATING LOSS                                   (8,838,484)                       (6,252,708)

Interest - net                                   (7,637,351)                          (28,290)
Other - net                                          (2,713)                            15,508
Equity in net income in affiliate                     25,257                               -
                                           ---------------------------------------------------------
NET LOSS BEFORE INCOME TAX                      (16,453,291)                       (6,265,490)
                                           ---------------------------------------------------------

Provision for income tax                            (22,000)                               -
                                           ---------------------------------------------------------
NET LOSS                                    $   (16,475,291)                      $(6,265,490)
                                           =========================================================

NET LOSS PER SHARE                          $         (0.61)                      $     (0.31)
                                           =========================================================













The accompanying notes are an integral part of the consolidated financial statements.



                                  PROBEX CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                 Preferred Stock
                                                    ------------------------------------------
                                                    Shares             Shares
                                                    Issued           Subscribed         Amount
                                                    ------           ----------         ------

BALANCE AT SEPTEMBER 30, 1999                          -             190,000          1,608,227
     Issued for stock that was subscribed

     Issued from exercise of warrants

     Issued for consulting services

     Issued for conversion of debt

     Issued from private stock sale
      and issuance of subscribed stock             535,00            (190,000)        3,026,185

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

     Amortization of Deferred Stock
      Expense

     Additional paid in capital to
      warrants granted to non employees

     Additional paid in capital
      related to employee stock options

     Amortization related to employee
      stock options

     Net loss
                                                   ----------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                      535,000               -           $4,634,412

     Reclass of excess of $0.001 par
      per share to additional paid in
      capital                                                                       (4,633,877)

    Issued for consulting services

    Issued for conversion of debt

    Issued from private stock sale

    Issued from exercise of Warrants
     Issued from exercise of Stock
     Options

    Issued from conversion of
     Preferred Stock                               (2,500)                 (2)

    Preferred Stock dividend paid
     out in Common Stock

    Debenture note interest  paid
     out in Common Stock

    Bridge note interest  paid out
     in Common Stock

    Preferred Stock dividend accrual
     Amortization of Deferred Stock
     Expense

    Warrants granted to directors

    Warrants granted to underwriters

    Amortization related to employee
     stock options

    Additional paid in capital
     related to interest expense on 7%
     convertible debentures

    Discounts related to warrants
     attached to bridge loans

    Net loss
                                                   ---------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                      532,500               -           $      533
                                                   =============================================






                                                                 Common Stock
                                                    ------------------------------------------
                                                    Shares           Shares
                                                    Issued         Subscribed          Amount
                                                    ------         ----------          ------

BALANCE AT SEPTEMBER 30, 1999                       18,932,029       2,011,388        $ 8,645,861

     Issued for stock that was subscribed            2,011,388     (2,011,388)

     Issued from exercise of warrants                  363,631                            690,360

     Issued for consulting services                    115,800                            146,636

     Issued for conversion of debt                   2,796,114                            750,000

     Issued from private stock sale
      and issuance of subscribed stock

     Subscribed in private stock sale                  240,750                            609,494

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

    Amortization of Deferred Stock
     Expense

    Additional paid in capital to
     warrants granted to non employees

    Additional paid in capital
     related to employee stock options

    Amortization related to employee
     stock options

     Net loss
                                                    ----------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                       25,531,137             -        $  12,705,748

    Reclass of excess of $0.001 par
     per share to additional paid in
     capital                                                                         (12,680,218)

    Issued for consulting services                      43,373                                 43

    Issued for conversion of debt                    1,099,107                              1,099

    Issued from private stock sale                   1,528,572                              1,529

    Issued from exercise of Warrants                   283,773                                284

    Issued from exercise of Stock
     Options                                           326,666                                327

    Issued from conversion of
     Preferred Stock                                    13,333                                 13

    Preferred Stock dividend paid
     out in Common Stock                               356,671                                357

    Debenture note interest  paid
     out in Common Stock                               741,534                                742

    Bridge note interest  paid out
     in Common Stock                                   756,519                                757

    Preferred Stock dividend accrual

    Amortization of Deferred Stock
     Expense

    Warrants granted to directors

    Warrants granted to underwriters

    Amortization related to employee
     stock options

    Additional paid in capital
     related to interest expense on 7%
     convertible debentures

    Discounts related to warrants
     attached to bridge loans

    Net loss
                                                    ---------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                       30,680,685             -        $      30,681

                                                    =============================================





                                                    Additional         Deferred
                                                     Paid In            Stock              Accumulated
                                                     Capital           Expense               Deficit
                                                    --------------------------------------------------


BALANCE AT SEPTEMBER 30, 1999                        $   -            $(5,209)            $(7,889,522)

     Issued for stock that was subscribed

     Issued from exercise of warrants

     Issued for consulting services

     Issued for conversion of debt

     Issued from private stock sale
      and issuance of subscribed stock

     Subscribed in private stock sale

     Receipt of stock from Dissolution
      of Probex Technologies

     Preferred Stock dividend accrual                                                        (483,034)

     Preferred Stock dividend paid
      out in Common Stock

     Issued for purchase of PPI/ITC

     Issued for employee stock awards

     Amortization of Deferred Stock
      Expense                                                            4,168

     Additional paid in capital to
      warrants granted to non employees               1,022,596

     Additional paid in capital
      related to employee stock options               1,867,135    (1,867,135)

     Amortization related to employee
      stock options                                                    635,023

     Net loss                                                                              (6,265,490)
                                                    ------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                        $2,889,731    (1,233,153)           $(14,638,046)

     Reclass of excess of $0.001 par
      per share to additional paid in
      capital                                        17,314,095

     Issued for consulting services                      83,051

    Issued for conversion of debt                     1,537,234

    Issued from private stock sale                    1,830,563

    Issued from exercise of Warrants                   223,487

    Issued from exercise of Stock
     Options                                            163,006

    Issued from conversion of
     Preferred Stock                                       (11)

    Preferred Stock dividend paid
     out in Common Stock                                534,650

    Debenture note interest  paid
     out in Common Stock                                875,345

    Bridge note interest  paid out
     in Common Stock                                    147,180

    Preferred Stock dividend accrual                                                         (535,021)

    Amortization of Deferred Stock
     Expense                                                             1,042

    Warrants granted to directors                        17,403

    Warrants granted to underwriters                  1,347,357

    Amortization related to employee
      stock options                                                    684,595

    Additional paid in capital
     related to interest expense on 7%
     convertible debentures                           3,125,000

    Discounts related to warrants
     attached to bridge loans                         2,634,049

    Net loss                                                                              (16,475,291)
                                                    ---------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                       $32,722,140     $(547,516)           $(31,648,358)
                                                    ===================================================






                                                                                         Total
                                                        Treasury Stock                Stockholders'
                                                    ------------------------
                                                    Shares            Amount            Equity
                                                    ------            ------            ------

BALANCE AT SEPTEMBER 30, 1999                         -             $     -          $2,359,357

     Issued for stock that was subscribed                                                  -

     Issued from exercise of warrants                                                   690,360

     Issued for consulting                                                              146,636

     Issued for conversion of debt                                                      750,000
     Issued from private stock sale
      and issuance of subscribed stock                                                3,026,185

     Subscribed in private stock sale                                                   609,494

     Receipt of stock from Dissolution
      of Probex Technologies                      (62,690)            (627)               (627)

     Preferred Stock dividend accrual                                                 (483,034)

     Preferred Stock dividend paid
      out in Common Stock                                                               275,897

     Issued for purchase of PPI/ITC                                                   1,500,000

     Issued for employee stock awards                                                    87,500

     Amortization of Deferred Stock
      Expense                                                                             4,168

     Additional paid in capital to
      warrants granted to non employees                                               1,022,596

     Additional paid in capital
      related to employee stock options                                                      -

     Amortization related to employee
      stock options                                                                     635,023

     Net loss                                                                       (6,265,490)
                                                  ----------------------------------------------
BALANCE AT SEPTEMBER 30, 2000                     (62,690)          $ (627)      $    4,358,065

     Reclass of excess of $0.001 par
      per share to additional paid in
      capital                                                                               -

     Issued for consulting services                                                      83,094

     Issued for conversion of debt                                                    1,538,333

     Issued from private stock sale                                                   1,832,092

     Issued from exercise of Warrants              (8,242)         (15,000)             208,771

     Issued from exercise of Stock
      Options                                     (96,079)        (163,333)                 -

     Issued from conversion of
      Preferred Stock                                                                       -

     Preferred Stock dividend paid
      out in Common Stock                                                               535,007

     Debenture note interest  paid
      out in Common Stock                                                               876,087

     Bridge note interest  paid out
      in Common Stock                                                                   147,937

     Preferred Stock dividend accrual                                                 (535,021)

     Amortization of Deferred Stock
      Expense                                                                             1,042

     Warrants granted to directors                                                       17,403

     Warrants granted to underwriters                                                 1,347,357

     Amortization related to employee
      stock options                                                                     684,595

     Additional paid in capital
      related to interest expense on 7%
      convertible debentures                                                          3,125,000

     Discounts related to warrants
      attached to bridge loans                                                        2,634,049

     Net loss                                                                      (16,475,291)
                                                 =----------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                    (167,011)        $  (178,960)    $     378,520
                                                 ===============================================




The accompanying notes are an integral part of the consolidated financial statements.



                                             PROBEX CORP.
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Year Ended September 30,
                                                                           2001             2000
                                                                     -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                         $ (16,475,291)         (6,265,490)

Adjustments:
   Depreciation and amortization                                      1,220,759            399,038
   Provision for doubtful accounts                                       50,000               -
   Income from investment in affiliate                                 (25,257)               -
   Stock option compensation                                            684,595            635,023
   Gain on disposition of assets                                           -               (4,576)
   Stock issued for consulting services                                  83,094            146,626
   Warrants issued to advisory board members                             17,403               -
   Stock issued for employee compensation                                 1,042             87,500
   Stock issued for interest expense                                  1,024,024               -
   Interest expense related to 7% convertible notes                   3,125,000               -
   Amortization of discount on notes                                  2,058,718               -
   Amortization of deferred financing costs                             441,342               -
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes receivable          (1,027,332)          (337,580)
      (Increase) decrease in inventories                              (516,213)           (24,883)
      (Increase) decrease in prepaid and other                        (254,401)          (102,161)
      (Increase) decrease in other assets                                59,753               -
      Increase (decrease) in accounts payable                         (110,914)            821,172
      Increase (decrease) in accrued liabilities                        267,376          1,706,074
      Increase (decrease) in other long term liabilities                   -             7,501,054
                                                                     -----------------------------------
NET CASH USED BY OPERATING ACTIVITIES                               (9,376,302)          4,561,797


CASH FLOWS USED BY INVESTING ACTIVITIES
Business acquisitions
                                                                           -           (8,984,090)
Investments in affiliates
                                                                           (1)                -
Purchase of property, plant and equipment
                                                                   (4,426,665)         (3,362,316)
Proceeds from sale of property, plant and equipment
                                                                           -                35,326
Cost of patents
                                                                     (289,267)                -
                                                                     -----------------------------------
NET CASH USED BY INVESTING ACTIVITIES
                                                                   (4,715,933)        (12,311,080)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payments on capital lease obligations
                                                                     (150,487)                -
Proceeds from short-term borrowings
                                                                     9,880,000                -
Principal payments on short-term borrowings
                                                                   (7,227,091)                -
Proceeds from long-term borrowings
                                                                    12,500,000          1,200,000
Principal payments on long-term borrowings
                                                                     (237,577)                -
Deferred financing costs
                                                                   (2,562,112)                -
Proceeds from sale of preferred stock
                                                                          -             3,026,185
Proceeds from sale of common stock
                                                                     2,040,863          1,299,855
                                                                     -----------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                    14,243,596          5,526,040

NET INCREASE IN CASH                                                   151,361        (2,223,243)
CASH AT BEGINNING OF PERIOD
                                                                       434,812          2,658,055
                                                                     -----------------------------------
CASH AT END OF PERIOD                                              $   586,173     $      434,812
                                                                     ===================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                          $   493,933            188,625
Non-cash investing and financing activities:
   Purchase price adjustment to goodwill                           $   694,446      $      -
   Deferred plant design costs                                       4,816,308          1,637,889
   Deferred financing costs in accrued expenses                      1,424,496            -
   Capital lease obligations incurred for purchase of equipment        426,522             84,125
   Conversion of debt and accrued interest to equity                 1,538,333            -
   Warrants issued to underwriters for future offering               1,347,357            -
   Discounts on bridge notes payable                                 3,055,400            -


The accompanying notes are an integral part of the consolidated financial statements.

                          Probex Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                               September 30, 2001

1.       Summary of Significant Accounting Policies

Nature of business

         We are an energy technology company that has developed a patented process that enables us to produce premium quality lubricating base oils from collected spent lubricating oils in an environmentally beneficial and economical manner. While our primary business will be the production of premium quality lubricating base oils from collected spent lubricating oils, we currently operate in a single industry segment, the collection and sales of spent lubricants in the United States.

         We incurred a net loss of $16,475,291 and used cash in operations of $9,376,302 for the year ended September 30, 2001. In addition, at September 30, 2001, our current liabilities exceeded current assets by $13,496,266, and our stockholders' equity was $378,520. We are highly leveraged. At September 30, 2001, our ratio of total indebtedness to equity was 83.02. Our existence and plans for commercializing our patented technology for reprocessing spent lubricating oil are dependent upon our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity.

         We have funded our operations and research and development projects during 2001 in part by sale of equity and conducting interim financings. During the fiscal year ended September 30, 2001, we raised $2,040,863 from the sale of common stock (net of offering costs), $12,500,000 from the issuance of convertible debenture notes, and $9,880,000 of proceeds from short term debt. In addition, we made payments of $7,464,668 on existing debt during this same time.

         We anticipate approximately $7,000,000 of additional capital will be required to sustain our operations for fiscal year 2002. If we do not receive the necessary capital to sustain our operations for fiscal year 2002, we may be unable to continue as a going concern. Management believes the Company will successfully complete its plan to raise additional capital in 2002 and that funds will be available to meet the Company's obligations for at least the next 12 months.

         We are also seeking to raise approximately $140 million of project financing through a combination of debt and equity. Of the $140 million, approximately $125 million will be used for the Wellsville facility, and the remainder will be used for general corporate purposes and to provide sufficient working capital until operational start-up of the Wellsville facility.

         In addition to the above, the Company believes it may be required to seek shareholder approval to increase the number of authorized shares in connection with its project financing for its planned Wellsville, Ohio reprocessing facility.

         The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Probex Corp. and its wholly owned subsidiaries: Probex Fluids Recovery, Inc., Quadrex Corporation and Apollo Oil Company. However, we dissolved the dormant Quadrex Corporation and Apollo Oil Company subsidiaries in October 2001 (see
Note 11). Significant intercompany transactions and balances have been eliminated in consolidation.

INVESTMENT IN AFFILIATE

         Our 50% investment in our affiliate, SES of Texas, is stated at cost, adjusted for equity in undistributed earnings since the acquisition.

ACCOUNTING ESTIMATES

         When preparing financial statements in conformity with generally accepted accounting principles, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

PLANT, PROPERTY AND EQUIPMENT

         Fixed assets greater than $1,000 are recorded at cost and depreciated over their estimated useful lives, which range from three to ten years, using the straight-line method. Deferred plant design costs represent costs related to the pre-construction design of our reprocessing facilities. Amortization of these costs will begin when the first plant is placed in service. Equipment leased under capital leases is amortized over the life of the respective lease.

GOODWILL

         Goodwill represents the excess purchase price over the fair market value of the net assets acquired. Goodwill is being amortized on a straight-line basis of 15 years. Accumulated amortization of goodwill was $529,408 and $106,859 for 2001 and 2000, respectively.

PATENTS

         Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $21,867 and $4,354 for 2001 and 2000, respectively.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. At each year-end, we review our long-lived assets (including goodwill) for impairment based on estimated future non-discounted cash flows attributable to the assets. In the event that such cash flows are not expected to be sufficient to recover the recorded value of the assets, the assets are written down to their estimated fair values. We have not recorded any impairment charges to date.

REVENUE RECOGNITION

         Revenue is recognized when title passes to the customer, typically upon delivery.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense when incurred.

ENVIRONMENTAL MATTERS

         Our operations are subject to extensive and evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce harmful levels of emissions or waste by-products, other than water, which can be treated for conventional disposal. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

         PFR will account for future environmental expenditures by expensing or capitalizing them depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

         We have incurred net operating losses for federal income tax purposes and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non-current deferred tax assets have been fully reserved at September 30, 2001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value at September 30, 2001.

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

         The effect of stock options, warrants and other convertible securities that aggregated 28,526,158 and 9,200,604 shares as of September 30, 2001 and 2000, respectively, would be anti-dilutive due to our losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

         The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                                                   Year ended September 30,
                                                                 2001                      2000
                                                        ----------------------- -----------------------

              Loss                                                $ 16,475,291           $  6,265,490
              Preferred Dividends                                      535,020                483,034
              Loss available to common                              17,010,311              6,748,524
              Shares (Denominator)                                  27,832,334             21,696,687
              Loss Per Share                                           ($0.61)                ($0.31)



NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $422,550 ($0.01 per share) per year. During 2002, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001, and we have not yet determined what the effect of these tests will be on our earnings and financial position of the Company.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"), which is effective for years beginning after June 15, 2002, which will be the Company's fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what the effect of FAS 143 will be on the earnings and financial position of the Company.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We expect to adopt FAS 144 as of October 1, 2001 and we do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.


2.       ACQUISITIONS

Petroleum Products, Inc. and Intercoastal Trading Company, Inc.

         Effective May 1, 2000, we purchased substantially all of the assets of Petroleum Products, Inc. (PPI) and Intercoastal Trading Company, Inc. (ITC) for $4.6 million consisting of cash of $1.6 million, a promissory note of $1.5 million and the issuance of 800,000 shares of our common stock valued at $1.875 per share. PPI operates as a spent lubricating oil collection company primarily in Ohio. ITC purchases spent lubricating oil from PPI and other spent lubricating oil collectors and sells the spent lubricating oil primarily in the Gulf Coast market.

         We accounted for the acquisition using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based upon the fair value of those assets and liabilities as of the acquisition date. Accordingly, the excess of the aggregate purchase price over fair value of the net assets acquired of approximately $3.7 million was recorded as goodwill and is being amortized on a straight-line basis over 15 years.

The purchase price was allocated as follows:

Fair value of tangible assets acquired                        $ 1,009,153
Goodwill and other intangible assets                            3,712,071
Fair value of liabilities assumed                                (121,224)
                                                             ---------------
Net purchase price                                              4,600,000
PPI/ITC acquisition-related costs and expenses                    181,418
                                                             ---------------
Total purchase price                                          $ 4,781,418
                                                             ===============


Specialty Environmental Services

         On the close of business on September 29, 2000, we acquired substantially all of the assets and selected liabilities of Specialty Environmental Services ("SES"), a division of Pennzoil-Quaker State, for $5.55 million in exchange for a promissory note made in favor of the seller. SES is engaged in the spent lubricants collection business. We accounted for the acquisition using the purchase method of accounting. The purchase price was allocated to the assets and liabilities acquired based upon the fair value of those assets and liabilities as of the acquisition date. Accordingly, the excess of the aggregate purchase price over fair value of the net assets acquired of approximately $3.0 million was recorded as goodwill and is being amortized on a straight-line basis over 15 years.

The purchase price was allocated as follows:

Fair value of tangible assets acquired                         $2,613,465
Goodwill and other intangible assets                            2,986,535
Fair value of liabilities assumed                                 (50,000)
                                                              ------------
Net purchase price                                              5,550,000
Pennzoil-Quaker State acquisition-related costs and
  expenses                                                        152,672
                                                              -------------
Total purchase price                                          $ 5,702,672
                                                              =============

         The operating results of these acquired businesses have been included in the Consolidated Statements of Operations from the dates of acquisition.

Specialty Environmental Services of Texas, Inc.

         In April 2001, we exercised our option to acquire a 50% interest in Specialty Environmental Services of Texas, Inc. (SES of Texas), obtained by the September 29, 2000 acquisition of SES. Since we do not exercise control of this company, our investment is accounted for using the equity method of accounting. The initial investment in SES of Texas was recorded by adjusting the original purchase price allocation for the acquisition of SES, and reducing the goodwill recorded by $694,447.

         Our 50% investment in SES of Texas is stated at cost, adjusted for equity in undistributed earnings since the acquisition.

Pro Forma Results of Operation

         The following table reflects the pro forma results of operation as though the acquisition of PPI/ITC and SES, the related borrowings, and the common stock issuances had been consummated on October 1, 1999:

                                    Year Ended September 30, 2000

Revenues                                    $15,674,000
Net loss                                    $(4,252,000)


3.       PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment at September 30, 2001 consisted of the following.

Land and land improvements                              $      135,000
Buildings and leasehold improvements                           318,706
Machinery and equipment                                      4,111,687
Deferred plant design costs                                 12,143,886
                                                         --------------
                                                            16,709,279
Accumulated depreciation                                    (1,391,798)
                                                         --------------
                                                        $   15,317,481

         At September 30, 2001, property, plant and equipment included approximately $12.1 million of costs related to the pre-construction design of our first reprocessing facility. Certain vendors have agreed to defer payment until financing for the construction of the Wellsville facility is complete. At

September 30, 2001, $6.5 million has been deferred and is included in Deferred plant design costs in the accompanying financial statements. The facility is anticipated to be built in Wellsville, Ohio, and is expected to be placed into service during Fiscal 2004. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the timing of the completion of the facility is dependent upon purchasing the land and our operations, cash flows, alternative uses of capital and alternative sources of financing among other market conditions.

Depreciation expense was $780,697 and $287,825 for 2001 and 2000, respectively.


4. SHORT-TERM AND LONG-TERM DEBT


Short-Term Debt

Our short-term debt at September 30, 2001 consisted of the following:

$3,000,000 bridge loan dated February 20, 2001, bearing interest
at 12% due January 31, 2002, net of unamortized discount of $112,407                $2,887,593

$1,830,000 bridge loan dated April to July 2001, bearing interest
at 12% due January 31, 2002, net of unamortized discount of $74,292                  1,755,708

$3,000,000 convertible bridge loan dated September 2001, bearing interest at
12%, due January 31, 2002, net of unamortized
discount of $748,829                                                                 2,251,171

$500,000 bridge loan dated September 2001, bearing interest at
12%, due June 30, 2002, net of unamortized discount of $61,398                         438,602

$75,000 line of credit                                                                  37,190
                                                                                 -------------
                                                                                    $7,370,264
                                                                                 =============

         On August 30, 2000, we issued a convertible promissory note in the aggregate principal amount of $1.5 million at an interest rate equal to 10% per annum to the General Conference Corporation of Seventh-day Adventists. The proceeds of this loan were used for working capital purposes. The entire principal balance plus accrued interest was converted into 1,099,107 shares of our common stock at maturity on November 30, 2000.

         On September 29, 2000, in conjunction with the acquisition of substantially all the assets of SES, we issued a short-term note to the seller. We agreed to pay the seller the principal sum of $5,550,000, together with interest at a rate equal to 13% per annum for the first 30 days, and an interest rate equal to 18% per annum thereafter. On October 13, 2000, we repaid $1,000,000 plus accrued interest of $30,063; on November 2, 2000, we repaid another $1,000,000 plus accrued interest of $37,284.72; and on November 29, 2000, we repaid the final $3,550,000 plus accrued interest of $49,700.

         On November 2, 2000, we issued to lenders promissory notes in the aggregate principal amount of $1.25 million at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. On December 12, 2000, we repaid all principal and related accrued interest.

         In December 2000, the balance of the $100,000 8% PPI acquisition working capital note plus accrued interest was repaid.

         On January 22, 2001, we issued to three of our officers, promissory notes in the aggregate principal amount of $300,000 at an interest rate equal to 10% per annum. The proceeds of this loan were used for working capital purposes. On February 5, 2001, we repaid all principal and related accrued interest.

         On February 20, 2001, we issued to lenders promissory notes in the aggregate principal amount of $3 million at an interest rate equal to 10% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a first priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. In connection with these notes, we incurred $600,480 of discount on note costs related to warrants issued to the placement agents and noteholders. On June 30, 2001, the note term was extended and we incurred an additional $180,000 of discount on note costs related to warrants issued to the placement agents and noteholders. On September 30, 2001, the note term was extended and we incurred an additional $112,408 of discount on note costs related to warrants issued to the placement agents and noteholders. These costs are being amortized over the term of the notes and charged to interest expense. Additionally, on June 30, 2001, the interest rate was increased to 12% per annum retroactive to the origination date of the promissory notes.

         In April, May, June, and July 2001, we issued to lenders promissory notes in the aggregate principal amount of $1,830,000 at an interest rate equal to 10% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a second priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. In connection with the delivery of these notes, we incurred $351,991 of discount on note costs related to warrants issued to noteholders. On September 1, 2001, the note term was extended and we incurred an additional $31,612 of discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the term of the notes and charged to interest expense. Additionally, on September 1, 2001, the interest rate was increased to 12% per annum retroactive to the origination date of the promissory notes.

         In September 2001, we issued to lenders convertible promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a third priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. If we consummate an equity financing for our facility to be built in Wellsville, Ohio prior to maturity of these notes, which has been extended to January 31, 2001, the notes automatically convert into the securities issued in connection with such financing at a conversion rate equal to purchase price paid by investors for such securities. In connection with these notes, we incurred $940,197 of discount on note costs related to common stock issued to noteholders. These costs are being amortized over the term of the notes and charged to interest expense.

         In September 2001, we issued to a lender a promissory note in the principal amount of $500,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a fourth priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. In connection with this note, we incurred $83,148 of discount on note costs related to warrants issued to the noteholder. These costs are being amortized over the term of the note and charged to interest expense.

         At September 30, 2001, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $37,190 was outstanding. The interest rate at the close of business on September 30, 2001 was 11%.

         We incurred $7,672,223 and $160,159 of interest expense in 2001 and 2000, respectively, and paid $493,933 and $188,625 of interest in 2001 and 2000, respectively.

         The weighted-average interest rate on short-term borrowings outstanding as of September 30, 2001 was 12%.


Long-Term Debt

Our long-term debt at September 30, 2001 consisted of the following:

7% Senior Secured Convertible Notes                      $ 12,500,000
8% Acquisition Note                                         1,262,423
Less current portion                                         (279,496)
                                                         -------------
                                                         $ 13,482,927
                                                         =============

         On May 1, 2000, in conjunction with the acquisition of substantially all of the assets of PPI, we issued a promissory note to the seller, who is currently an employee of the Company. We have agreed to pay the seller the principal sum of $1,500,000 together with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note is due and payable in semi-annual installments of $150,000, plus interest amortized, from 2001 to 2005. On January 2, 2001, we paid the first of these semi-annual installments. On September 10, 2001, we paid the second of these semi-annual installments.

         On November 29, 2000, we closed a private placement of $12.5 million in aggregate principal amount of 7% senior secured convertible notes. The notes bear interest payable semiannually, commencing on January 1, 2001, with the principal amount due on November 28, 2004. The notes were issued by our collection subsidiary, PFR, are secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. The conversion price of these notes into common stock is $1.40 per share, subject to adjustment. In accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an additional interest expense of approximately $3.125 million in the first quarter of fiscal year 2001. In connection with these notes, we incurred $2,118,441 of deferred financing costs, including $1,218,357 related to warrants issued to placement agents. These costs are being amortized over the term of the notes.

         In October 2001, as a result of our inability to secure commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing PFR's 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. One noteholder who holds a note in the aggregate principal amount of $1 million, however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31,2001.

5.       STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

         We are authorized to issue up to 100,000,000 shares of our common stock, $0.001 par value per share, of which 30,680,685 shares were issued and outstanding at September 30, 2001.

         On February 1, 2000, we filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. On February 3, 2000, our common stock began trading on the American Stock Exchange under the symbol "PRB".

         We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 550,000 shares are designated as Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock. As of September 30, 2001, 532,500 shares of Series A Preferred Stock were issued and outstanding.
ISSUANCES PREFERRED STOCK

Series A 10% Cumulative Convertible Preferred Stock:

         In July 1999, we initiated a private placement to investors for up to $5.0 million of Series A Preferred Stock at $10.00 per share. Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 5.33333 shares of common stock of the Company, or a $1.875 conversion price per share of common stock, and shall be automatically converted, without further action on the part of the Company or the holder, into 5.33333 shares of common stock on the date following any thirty-day trading period in which the average daily closing price of our common stock exceeds $5.625 per share. The holders of Series A Preferred Stock are not entitled to vote, except on certain limited matters and to the extent required by law. The Series A Preferred Stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to all classes and series of common stock and may rank senior to other classes of preferred stock. The Series A Preferred Stock has a liquidation preference of $10.00 per share plus accrued and unpaid dividends, that is prior to the liquidation preference of the common stock. Each share of Series A Preferred Stock is entitled to receive semi-annual dividends at the rate of $1.00 per annum payable either in cash or in common stock at $1.50 per share, at our option.

         The offering was completed in December 1999 with a total of $5,350,000 of gross proceeds.

         As a result of the above Series A Preferred Stock private placement, we incurred $715,588 of expenses ($615,600 of placement fees and $99,988 of legal fees) and these have been recorded as offering costs and offset against the Series A Preferred Stock proceeds in the Consolidated Financial Statements.

         On August 8, 2001, 2,500 shares of Series A Preferred Stock were converted into the 13,333 shares of our common stock.

         During fiscal 2001, we issued 356,671 shares of our common stock at $1.50 per share to holders of Series A Preferred Stock in lieu of cash dividends for November 2000 and May 2001.

ISSUANCES OF COMMON STOCK

Private Placements:

         On October 12, 2000, we entered into a stock purchase agreement for the issuance of 500,000 shares of common stock at $2.00 per share resulting in $1,000,000 of cash proceeds. On March 31, 2001, pursuant to the ratchet price provisions contained in the stock purchase agreement, we issued an additional 214,286 shares of our common stock to the purchaser in order to bring the effective common stock purchase price to $1.40 per share.

         On December 29, 2000, we issued 100,000 shares of our common stock at $1.40 per share resulting in $140,000 of cash proceeds.

         As result of these stock issuances, we incurred $307,908 of stock issuance costs and these have been recorded as offering costs and offset against the common stock proceeds in the Consolidated Financial Statements.

         On February 5, 2001, we entered into a stock purchase agreement for the issuance of 714,286 shares of our common stock at $1.40 per share resulting in $1,000,000 of cash proceeds.

         During April 2001, warrants to purchase our common stock, expiring April 26, 2001, were exercised at a price of $1.00 per share resulting in the issuance of an aggregate of 208,773 shares of our common stock and cash proceeds of $208,773. Also in April 2001, warrants to purchase our common stock, expiring April 26, 2001, were exercised at a price of $0.20 per share resulting in the issuance of an aggregate of 75,000 shares of our common stock and proceeds of $15,000.

         On June 21, 2001, stock options to purchase our common stock, expiring June 30, 2009, were exercised at a price of $0.50 per share in a cashless exercise transaction resulting in the issuance of an aggregate of 326,666 shares of our common stock.

Issued to Non-Employees for Services Rendered:

         On November 9, 2000, we agreed to issue 16,666 shares of our common stock to one consultant as compensation for services rendered.

         On February 13, 2001, we agreed to issue 13,664 shares of our common stock to a consultant as compensation for services rendered. Certificates representing these shares were subsequently issued in May 2001.

         On May 17, 2001, the Company issued an additional 12,075 shares of our common stock to this consultant as compensation for services rendered.

         On June 21, 2001, we issued 968 shares of our common stock to one consultant as compensation for services rendered.

Conversion of Debt to Equity:

         On November 30, 2000, a third party lender converted a loan in the principal amount of $1,500,000 and accrued interest of $38,333 into 1,099,107 shares of our common stock.

Common stock issued to holders of Series A Preferred Stock for dividends in lieu of cash:

         On November 11, 2000, we issued 179,804 shares of our common stock to holders of our Series A Preferred Stock as dividends for the six-month period ended October 31, 2000.

         On April 24, 2001, we issued 176,867 shares of our common stock to holders of our Series A Preferred Stock as a dividend for the six-month period ended April 30, 2001.

Common stock issued to lenders for interest in lieu of cash:

         On February 6, 2001, we issued 29,609 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 as interest for the one-month period ended December 31, 2000.

         In July and September, 2001, we issued an aggregate of 711,925 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 as interest for the six-month period ended June 30, 2001 and for extensions of registration rights obligations of the Company to the end of the following calendar quarter.

         In July, August, and September 2001, we issued 756,519 shares of our common stock to holders of our bridge notes as consideration for the extension of the maturity date of such notes.

Treasury Stock

         In April 2001, we received 8,242 shares of our common stock at market price, totaling $15,000, in a cashless exercise of a warrant to purchase our common stock.

         In June 2001, we received 96,079 shares of our common stock at market price, totaling $163,333, in a cashless exercise of a stock option to purchase our common stock.

WARRANTS TO PURCHASE OUR COMMON STOCK

The following table summarizes activity related to warrants and contingent warrants as of September 30, 2001:

                                                                        Number of Shares         Avg Price            Avg Life
                                                                        ---------------------------------------------------------

Balance at September 30, 1999                                              3,600,552             $    0.96               1.16
Granted                                                                    1,610,683                  2.44               2.81
    Exercised                                                               (363,631)                 1.92               1.05
    Expired                                                                      --                   0.00               0.00
                                                                        ---------------------------------------------------------
Balance at September 30, 2000                                              4,847,604                  1.38               1.72
    Granted                                                                5,970,905                  1.50               4.42
    Exercised                                                                283,773                  0.79               0.00
    Expired                                                                   35,483                  1.00               0.00
                                                                        ---------------------------------------------------------
Balance at September 30, 2001                                             10,449,253             $    1.47               3.31
                                                                        =========================================================


         The above warrants to purchase our common stock are exercisable at September 30, 2001, except for 685,000 shares acquirable pursuant to the exercise of warrants that are contingent upon the occurrence of future events, none of which have occurred.


OPTIONS

         In July 1999, we adopted the 1999 Omnibus Stock and Incentive Plan (the "1999 Plan") in order to grant stock options to purchase an aggregate of 2,750,000 shares thereunder. The plan is administered by the compensation committee of our board of directors. In July 2000, our shareholders adopted the 1999 Omnibus Stock and Incentive Plan, as amended and restated, primarily to increase the number of shares available under such plan from 2,750,000 to 5,750,000. In February 2001, our shareholders adopted an amendment to the 1999 Omnibus Stock and Incentive Plan, primarily to increase the number of shares available under such plan from 5,750,000 to 8,750,000.


The following table summarizes activity related to options:
                                                                           Number of Shares      Weighted Avg.

Balance at September 30, 1999                                                  2,698,000         $0.5000
    Granted                                                                    2,690,000          2.1854
    Exercised                                                                         --             -
    Forfeited                                                                     50,000          0.5000
                                                                             ---------------------------
Balance at September 30, 2000                                                  5,338,000          1.3493
    Granted                                                                    1,294,000          2.0045
    Exercised                                                                    326,666          0.5000
    Forfeited                                                                     45,000          1.3216
                                                                            ------------------------------
Balance at September 30, 2001                                                  6,260,334         $1.5483
                                                                            ==============================


            All options issued to employees during the twelve months ended September 30, 2001 were issued with exercise prices equal to or greater than fair market value.


The terms of options to purchase our common stock are summarized below:

                                                             Weighted Avg.         OPTION PRICE
                                                                             --------------------------
                                               NUMBER        Contractual       WEIGHTED
         RANGE OF EXERCISE PRICES              GRANTED       Life              AVERAGE       TOTAL
         ------------------------              -------------------------     ------------

          Granted at Market Value

                At $0.50 per share             2,361,334         7.7           $ 0.500     $1,180,667
                At $1.00 to $1.99                914,000         9.3           $ 1.687     $1,542,473
                At $2.00 to $2.99                814,000         9.1           $ 2.365     $1,924,712
                At $3.00 to $3.99                121,000         8.5           $ 3.718     $  449,875
                At $4.00 to $4.99                  5,000         8.4           $ 4.813     $   24,063

       Granted below Market Value


                        At $1.875                880,000         9.8           $ 1.875      1,650,000

                At $2.20 to $2.50              1,165,000         9.9           $ 2.230      2,603,500
                                            ------------                       -------    -----------

                                               6,260,334                       $ 1.498     $9,375,290
                                            ============                       =======    ===========



At September 30, 2001, exercisable options are as follows:

                                                  Number
RANGE OF EXERCISE PRICES                          Exercisable
------------------------                          -----------
Granted at Market Value

      At $0.50 per share                             760,666
      At $1.50 to $1.99                              318,333
      At $2.00 to $2.99                              167,664
      At $3.00 to $3.99                              106,996
      At $4.00 to $4.99                                1,650

Granted below Market Value

       At $1.875                                     269,166
       At $2.20 to $3.375                            495,030
                                                   ---------
                                                   2,119,505
                                                   =========

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

                                            YEAR ENDED SEPTEMBER 30,
                               -------------------------------------------------
                                         2001                      2000
                               -------------------------------------------------
Net loss as reported             $   (16,475,291)         $    (6,265,734)
                                  ===============          ===============
     Pro forma                   $   (17,490,995          $    (5,933,508)
                                  ===============          ===============
Loss per common share
(basic and diluted)
     As reported                 $        (0.61)          $        (0.29)
                                  ===============          ===============
     Pro forma                   $        (0.65)          $        (0.27)
                                  ===============          ===============

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and we anticipate making awards in the future under our stock-based compensation plan.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 2001: dividend yield of 0%, volatility 46%, risk free interest rate estimated as 5% with an expected life of 10 years. The following assumptions were used for grants in 2000: dividend yield of 0%, volatility of 33%, risk free interest rate estimated as 6% with an expected life of 10 years.

         The weighted-average grant date fair value of options granted during the year with an exercise price that equals or exceeds the market price of the stock on the grant date was $1.21, and $0.92, respectively for fiscal year 2001. The weighted-average grant date fair value of options granted during the year with an exercise price that equals, exceeds, or is less than the market price of the stock on the grant date was $1.47, $1.31, and $1.91, respectively for fiscal year 2000.

         The model is based on historical stock prices and volatility, which, due to the low volume of transactions, may not be representative of future price variances.


6.       INCOME TAXES

The components of deferred tax assets and liabilities at September 30 are as follows:

                                                                2001                          2000

         Deferred tax assets

             Issuance of options                             $    467,720                  $   234,958

             Issuance of warrants                                 255,521                       255,521

             Depreciation                                              -                         55,175

             Net operating loss                                 9,769,990                     4,359,992
                                                               ----------                     ---------

         Total deferred tax assets                             10,493,231                     4,905,646

         Valuation allowance                                  (10,490,057)                   (4,899,352)
                                                              ------------                    ----------

         Net deferred tax asset                                     3,174                         6,294

           Deferred tax liability                                     -                          (6,294)

           Depreciation                                            (3,174)                           -
                                                              ------------                   -----------
         Net deferred tax asset                              $        -                     $        -
                                                              ============                   ===========



         In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $5,590,705 during fiscal year 2001 as a result of incurring net operating losses. Net Operating loss carryforwards aggregate approximately $27,695,000 and expire in the years 2005 through 2016.

         Our income tax expense (benefit) for the years ended September 30 differed from the statutory federal tax rate as follows:



                                                                                 2001                         2000
                                                                                 ----                         ----

Statutory rate applied to loss before income taxes                         $ (5,594,119)                $  (2,130,267)

State income tax expense                                                         22,000                           -
 Warrant issuance costs                                                             -                        (116,786)
    Other                                                                         3,414                        10,470

    Increase in valuation allowance                                           5,590,705                     2,236,583
                                                                            -----------                   ------------

         Income tax expense                                                $     22,000                  $        -
                                                                            ============                  ============


7.       LEASE COMMITMENTS

         We have various lease agreements for offices, branches, trucks, lab equipment and personal property. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Rental expense charged to continuing operations under operating leases for the years ended September 30, 2001 and 2000 was $1,489,837 and $212,116, respectively.

         Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by us as of September 30, 2001, were:


                                               Minimal Lease Commitments
Fiscal                                    Capital                    Operating
                                          -------                    ---------

2002                                     $ 212,214                  $ 1,190,135
2003                                        92,470                      830,898
2004                                        24,336                      569,861
2005                                        14,942                      443,145
2006                                        13,697                      197,640
After 2006                                     --                          --
                                         ----------                  ----------
Total minimum lease payments                357,659                 $ 3,231,679
                                                                    ===========
Less amounts representing interest         (89,240)
                                         ----------
Present value of net minimum capital
      capital lease payments              $ 268,419
                                         ==========


8.       COMMITMENTS AND CONTINGENCIES

         In June 1999, we secured and currently hold an option from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, to purchase a 22-acre site for our first domestic facility. Additionally, the site and other surrounding property will be improved by the construction of an adjacent highway interchange primarily using Federal Funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2003 (see Properties Section, Item2). Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price. To date, we have paid $521,167 for this option to purchase and such payments will be credited towards the purchase price.


9.       BENEFIT PLANS

         We adopted a voluntary 401(k) investment plan in May 2000 that covers all eligible employees. We, at our discretion, may match a percentage of employee contributions. We did not make any contributions in 2001.


10.      CONCENTRATION OF CREDIT RISK

         The Company sells its products to customers in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management expectations.

         Our financial instruments that are potentially exposed to credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable, for which the carrying amounts approximate fair value. We invest available cash in money market securities of high credit quality financial institutions. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

Customers representing over 10% of revenue were as follows:

                                                          2001   2000
                                                         -------------
Wal-Mart                                                    14%    0%
Fortis International                                         8%   47%
Gladieux Trading                                             5%   16%
Texaco                                                       0%   14%

We had $458,180 in trade accounts receivable from these customers at September 30, 2001.


Suppliers representing over 10% of purchases of used oil were as follows:

                                                           2001   2000
                                                          -------------
Akron Canton Waste Oil                                       17%   16%
Oil Recovery Services                                        12%    5%
Central Ohio Oil                                             10%    9%
Environmental Specialists                                     4%   12%
Everclear                                                     0%   12%

11.      SUBSEQUENT EVENTS (unaudited)

         On December 28, 2001, we entered into a stock purchase agreement for the issuance of 1,677,852 shares of our common stock at a purchase price per share equal to $0.745, resulting in gross proceeds to us of $1,250,000.

         On October 4, 2001, we dissolved our wholly owned subsidiary Apollo Oil Company.

         On October 5, 2001, we dissolved our wholly owned subsidiary Quadrex Corporation.

         We are currently negotiating the extension through June 30, 2002, of certain of our short term obligations, which could result in the issuance of up to approximately 900,000 shares of our common stock at market prices during that time.


            Item 8. Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

         There has not been any changes in, or disagreements with accountants on accounting and financial disclosure for the year ended September 30, 2001

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons

         Information contained under the caption "Election of Directors" in the Company's 2002 Definitive Proxy Statement ("Proxy Statement") is incorporated herein by reference in response to this Item. 9.

                         Item 10. Executive Compensation

         Information contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item. 10.


     Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information contained under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference in response to this Item. 11.

             Item 12. Certain Relationships and Related Transactions

         Information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item. 12.

                    Item 13. Exhibits and Reports on Form 8-K

a)       EXHIBITS

Exhibit
Number                     Description

3.1*     Certificate of Incorporation, as amended.

3.2*     Bylaws of the Registrant, as amended to date.

4.1*     Form of Common Stock Certificate.

4.2 Form of Series A 10% Cumulative Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to the 2000 Form 10-KSB for the fiscal year ended September 30, 2000 (the "2000 Form 10-KSB") and incorporated herein by reference).

4.3.1 Form of Class "F" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as exhibit 4.3.1 to the Registrant's Form 10-SB dated December 21, 1999 (the "Form 10-SB") and incorporated herein by reference).

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

4.3.8 Form of Class "R-a" Warrants, at $0.55 per share, expiring June 4, 2004 (filed as Exhibit 4.3.10 to the Form 10-SB and incorporated herein by reference).

4.3.9 Form of Class "S" Warrants, at $0.50 to $1.00 per share, expiring from August 28, 2002 to October 28, 2004 (filed as Exhibit 4.3.11 to the Form 10-SB and incorporated herein by reference).

4.3.10 Form of Class "T" Warrants, at $0.50 per share, expiring December 1, 2003 (filed as Exhibit 4.3.12 to the Registrant's Form 10-SB/A dated February 1, 2000 (the "Form 10-SB/A") and incorporated herein by reference).

4.3.11 Form of Class "U" Warrants, at $0.50 per share, expiring January 31, 2004 (filed as Exhibit 4.3.13 to the Form 10-SB/A and incorporated herein by reference).

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

4.3.14 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at $3.00 per share, expiring on February 28, 2002 (filed as Exhibit 4.3.16 to the March 2000 10-QSB and incorporated herein by reference).

4.3.15 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at an exercise price of $3.00 per share and expiring on June 27, 2002 (filed as Exhibit 4.3.14.2 to the 2000 Form 10-KSB and incorporated herein by reference).

4.3.16 Form of Class "Y" Warrants, at $2.70 per share, expiring December 15, 2004 (filed as Exhibit 4.3.17 to the March 2000 10-QSB and incorporated herein by reference).

4.3.17 Form of Class "Z" Warrants, at $3.00 per share, expiring June 21, 2005 (filed as Exhibit 4.3.16 to the 2000 Form 10-KSB and incorporated herein by reference).

4.3.18 Form of Class "AA" Warrants, at $3.12 per share, expiring May 23, 2005 (filed as Exhibit 4.3.17 to the Registrant's Form 10-QSB for the quarter ended December 31, 2000 (the "2000 Form 10-KSB") and incorporated herein by reference).

4.3.19 Form of Class "AC" Warrants, at $1.9625 per share, expiring on November 2, 2005 (filed as Exhibit 4.3.18 to the 2000 Form 10-KSB and incorporated herein by reference).

4.3.20 Form of Class "AD" Warrants, exercisable at $1.9625 per share, expiring November 2, 2005 (filed as Exhibit 4.3.19 to the December 2000 10-QSB and incorporated herein by reference).

4.3.21 Form of Class "AE" Warrants, exercisable at $1.40 per share, expiring November 28,2003 (filed as Exhibit 4.3.20 to the December 2000 10-QSB and incorporated herein by reference).

4.3.22 Form of Class "AG" Warrants, exercisable at $1.40 per share, expiring November 29,2005 (filed as Exhibit 4.3.21 to the December 2000 10-QSB and incorporated herein by reference).

4.3.23 Form of Class "AH" Warrants, exercisable at $1.40 per share, expiring December 26,2005 (filed as Exhibit 4.3.22 to the December 2000 10-QSB and incorporated herein by reference).

4.3.24* Form of Class "AI" Warrants, exercisable at $1.243 per share, expiring February 12, 2006

4.3.25* Warrant to purchase 250,000 shares of the Registrant's common stock issued to United Infrastructure Company, L.L.C., exercisable at $1.40 per share and expires on January ___, 2006.


4.3.26 Form of Class "AK" Warrants, exercisable at $1.579 per share, expiring April 30, 2006 (filed as Exhibit 4.3.25 to the March 2001 10-QSB and incorporated herein by reference).

4.3.27* Form of Class "AK-A" Warrants, exercisable at $1.243 per share (subject to adjustment) and expiring on September 1, 2006.

4.3.28* Form of Class "AL" Warrant, which expire ten years from the date of issuance (subject to certain conditions which may cause the warrant to expire earlier) and have an exercise price ranging from $1.47 to $1.75. (filed as Exhibit 4.3.26 to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 (the "June 2001 10-QSB") and incorporated herein by reference).

4.3.29* Warrant to purchase 275,000 shares of the Registrant's common stock issued to Single Spur Investments, L.L.C., which expires September 13, 2006 and has an exercise price of $1.243 (subject to adjustment).

10.1.1 1999 Omnibus Stock and Incentive Plan, as amended and restated, of the Registrant (filed as Exhibit 10.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.1.2* First Amendment to 1999 Omnibus Stock and Incentive Plan as amended and restated dated January 5, 2001.

10.2 Amended and Restated Investor Rights Agreement between HSB Engineering Finance Corporation, Inc., a Delaware corporation, and the Registrant, effective as of June 2, 2000 (filed as Exhibit 10.2 to the 2000 Form 10-KSB and incorporated herein by reference).

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

10.5 Option to Purchase or Lease Agreement between Columbiana County Port Authority, a body of corporate and politic, and the Registrant, dated as of June 1999 (filed as Exhibit 10.11 to the Form 10-SB and incorporated herein by reference).

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

10.11 Fee Agreement between Enventures Capital, LLC, a Massachusetts limited liability company, and the Registrant, dated as of January 17, 2000 (filed as Exhibit 10.17 to the Form 10-SB/A and incorporated herein by reference).

10.12 Memorandum of Understanding between Bechtel Corporation and the Registrant, effective January 1, 2000. (Confidential Treatment granted by the Commission. Confidential parts of this document have been redacted and have been separately filed with the Commission.) (filed as
         Exhibit 10.18 to the March 2000 10-QSB and incorporated herein by reference).

10.13.1 Asset Purchase Agreement dated as of May 1, 2000, by and among Probex Fluids Recovery, Inc., the Registrant, Petroleum Products, Inc. and William and Phyllis L. Snedegar (filed as Exhibit 99.1 to the Registrant's Form 8-K dated May 1, 2000 and filed May 16, 2000 (the "May 2000 8-K") and incorporated herein by reference).

10.13.2 Promissory Note dated as of May 1, 2000, made by the Registrant in favor of Petroleum Products, Inc. in the aggregate principal amount of $1.5 million (filed as Exhibit 99.3 to the May 2000 8-K and incorporated herein by reference).

10.14 Asset Purchase Agreement dated as of May 1, 2000, by and among Probex Fluids Recovery, Inc., the Registrant, Intercoastal Trading Company, Inc., William Snedegar, and William Keith Mills (filed as Exhibit 99.2 to the May 2000 8-K and incorporated herein by reference).

10.15 Employment Agreement dated as of May 1, 2000, by and between William Snedegar and Probex Fluids Recovery, Inc. (filed as Exhibit 99.4 to the May 2000 8-K and incorporated herein by reference).

10.16 Employment Agreement dated as of May 1, 2000, by and between William Keith Mills and Probex Fluids Recovery, Inc. (filed ad Exhibit 99.5 to the May 2000 8-K and incorporated herein by reference).

10.17 Financial Advisory Agreement between Stonegate Securities, Inc. and the Registrant, dated as of May 23, 2000 (filed as Exhibit 10.21 to the Registrant's Form 10-QSB for the quarter ended June 30, 2000 (the "June 2000 10-QSB") and incorporated herein by reference).

10.18 Convertible Promissory Note dated August 30, 2000, as amended, made by the Registrant in favor of General Conference of Seventh-day Adventists in the aggregate principal amount of $1.5 million (filed as Exhibit
         10.18 to the 2000 Form 10-KSB and incorporated herein by reference).

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

10.19.12 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at San Antonio, Texas (filed as Exhibit
         10.32 to the October 2000 8-K and incorporated herein by reference).

10.20.1 Stock Purchase Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC, pursuant to which United Infrastructure Company purchased 500,000 shares, subject to upward adjustments, of the Registrant's common stock at $2.00 per share (filed as Exhibit 10.20.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.20.2 Registration Rights Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC (filed as
         Exhibit 10.21.2 to the 2000 Form 10-KSB and incorporated herein by reference).

10.21.1 Form of Promissory Note made by the Registrant in favor of Cambridge Strategies Group, LLC ($750,000), Michael and Cindi Crockett ($250,000) and Beachcraft Limited Partnership ($250,000), dated as of November 2, 2000 (filed as Exhibit 10.21.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.21.2 Security Agreement dated as of November 2, 2000, made by the Registrant in favor of the Cambridge Strategies Group, LLC, as collateral agent, Michael and Cindi Crockett, and Beachcraft Limited Partnership, which secures the obligations of the Registrant under those certain promissory notes of even date (filed as Exhibit 10.21.2 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.1 Note Purchase Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit
         10.21.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.2* First Amendment to Note Purchase Agreement, effective as of July 5,
         2001, by and among the Registrant, Probex Fluids Recovery, Inc. and the holders of the 7% Senior Secured Convertible Notes Due 2004.

10.22.3 Form of 7% Senior Secured Convertible Notes Due 2004 issued by Probex Fluids Recovery, Inc., which are secured by the assets of Probex Fluids Recovery, Inc., guaranteed by the Registrant and convertible into the Registrant's common stock (filed as Exhibit 10.22.2 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.4 Guaranty dated as of November 29, 2000, from the Registrant to and for the benefit of the holders of the 7% Senior Secured Convertible Notes and acknowledged by Wilmington Trust Company, as collateral agent (filed as Exhibit 10.22.3 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.5 Security Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, which secures all the obligations of Probex Fluids Recovery, Inc. under the 7% Senior Secured Convertible Notes (filed as Exhibit 10.22.4 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.6 Pledge Agreement dated as of November 29, 2000, by and between the Registrant and Wilmington Trust Company, as collateral agent, pursuant to which the Registrant pledges its ownership in all of the outstanding shares of Probex Fluids Recovery, Inc. as security for the obligations under those certain 7% Senior Secured Convertible Notes (filed as
         Exhibit 10.22.5 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.7 Intercreditor and Collateral Agency Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit 10.22.6 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.8 Escrow Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc. and Wilmington Trust Company for the benefit of the holders of the 7% Senior Secured Convertible Notes (filed as
         Exhibit 10.22.7 to the 2000 Form 10-KSB and incorporated herein by reference).

10.23 Financial Advisory Fee Agreement, dated as of October 11, 2000, by and between the registrant and Credit Suisse First Boston Corporation (filed as Exhibit 10.23 to the December 2000 10-QSB and incorporated herein by reference).

10.24 Strategic Alliance Agreement, dated as of February 2, 2001, by and between Bechtel Corporation and the Registrant (Confidential treatment granted by the Commission. Confidential portions of this document have been redacted and have been separately filed with the Commission) (filed as Exhibit 10.24 to the March 2001 10-QSB and incorporated herein by reference).

10.25 Stock Purchase Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant (filed as Exhibit
         10.25 to the March 2001 10-QSB and incorporated herein by reference).

10.26 Registration Rights Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant (filed as
         Exhibit 10.26 to the March 2001 10-QSB and incorporated herein by reference).

10.27.1* Form of Promissory Notes, dated as of February 20, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of lenders as amended by those certain Allonges to the Notes.

10.27.2* Security Agreement dated as of February 20, 2001, by and among the Registrant, Cambridge Strategies Group, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes of even date.

10.28.1* Form of Promissory Notes, dated from April 30, 2001 to July 13, 2001, in aggregate principal amount of $1.83 million made by the Registrant in favor of lenders as amended by those certain Allonges to the Notes.

10.28.2* Security Agreement dated as of July 13, 2001, by and among the Registrant, Falcon Capital Management, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit
         10.28.1 above.

10.29.1* Loan Agreement dated as of September 7, 2001, by and among the Registrant and the lenders named therein.

10.29.2* Form of Promissory Notes, dated as of September 7, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of the lenders named in the Loan Agreement set forth in Exhibit
         10.29.1 above.

10.29.3* Intercreditor and Security Agreement, dated as of September 7, 2001, by and among the Registrant and United Infrastructure Company, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.29.2 above.

10.29.4* Registration Rights Agreement, dated as of September 7, 2001, by and among the Registrant and the investors named therein.

10.30.1* Promissory Note, dated as of September 13, 2001, in the aggregate principal amount of $500,000 made by the Registrant in favor of Single Spur Investments, LLC as amended by that certain Allonge to the Note.

10.30.2* Security Agreement dated as of September 13, 2001, by and between the Registrant Single Spur Investements, LLC, as secured party, which secures the obligations of the Registrant under that certain promissory note described in Exhibit 10.30.1 above.

16.1 M. C. Hunter & Associates Response Letter dated February 15, 2000 (filed as Exhibit 99.1 to the Registrant's Form 8-K dated February 17, 2000 and incorporated herein by reference).

21.1*    List of Subsidiaries of Registrant.

* Filed herewith.

b)       REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROBEX CORP.


                                        By: /s/ Bruce A. Hall
                                           ------------------------------------
                                        Name:    Bruce A. Hall
                                        Title:   Senior Vice President, Chief
                                                 Financial Officer and Secretary

Date:  January 14, 2002


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Date                                         Signature



January 14, 2002                             /s/ Charles M. Rampacek
                                           -------------------------------------
                                           Charles M. Rampacek
                                           Chairman of the Board, Chief
                                           Executive Officer, President,
                                           and Director



January 14, 2002                            /s/ John N. Brobjorg
                                           -------------------------------------
                                           John N. Brobjorg
                                           Vice President and Corporate
                                           Controller



January 14, 2002                            /s/ Bob G. Gower
                                           -------------------------------------
                                           Dr. Bob G. Gower
                                           Director


January 14, 2002                            /s/ Thomas G. Murray
                                           -------------------------------------
                                           Thomas G. Murray
                                           Director


January 14, 2002                           /s/ Thomas G. Plaskett
                                           -------------------------------------
                                           Thomas G. Plaskett
                                           Director

                               INDEX TO EXHIBITS

Exhibit
Number                     Description

3.1*     Certificate of Incorporation, as amended.

3.2*     Bylaws of the Registrant, as amended to date.

4.1*     Form of Common Stock Certificate.

4.2 Form of Series A 10% Cumulative Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to the 2000 Form 10-KSB for the fiscal year ended September 30, 2000 (the "2000 Form 10-KSB") and incorporated herein by reference).

4.3.1 Form of Class "F" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as exhibit 4.3.1 to the Registrant's Form 10-SB dated December 21, 1999 (the "Form 10-SB") and incorporated herein by reference).

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

4.3.8 Form of Class "R-a" Warrants, at $0.55 per share, expiring June 4, 2004 (filed as Exhibit 4.3.10 to the Form 10-SB and incorporated herein by reference).

4.3.9 Form of Class "S" Warrants, at $0.50 to $1.00 per share, expiring from August 28, 2002 to October 28, 2004 (filed as Exhibit 4.3.11 to the Form 10-SB and incorporated herein by reference).

4.3.10 Form of Class "T" Warrants, at $0.50 per share, expiring December 1, 2003 (filed as Exhibit 4.3.12 to the Registrant's Form 10-SB/A dated February 1, 2000 (the "Form 10-SB/A") and incorporated herein by reference).

4.3.11 Form of Class "U" Warrants, at $0.50 per share, expiring January 31, 2004 (filed as Exhibit 4.3.13 to the Form 10-SB/A and incorporated herein by reference).

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

4.3.14 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at $3.00 per share, expiring on February 28, 2002 (filed as Exhibit 4.3.16 to the March 2000 10-QSB and incorporated herein by reference).

4.3.15 Warrant to purchase 200,000 shares of the Registrant's common stock granted to Bechtel Corporation, at an exercise price of $3.00 per share and expiring on June 27, 2002 (filed as Exhibit 4.3.14.2 to the 2000 Form 10-KSB and incorporated herein by reference).

4.3.16 Form of Class "Y" Warrants, at $2.70 per share, expiring December 15, 2004 (filed as Exhibit 4.3.17 to the March 2000 10-QSB and incorporated herein by reference).

4.3.17 Form of Class "Z" Warrants, at $3.00 per share, expiring June 21, 2005 (filed as Exhibit 4.3.16 to the 2000 Form 10-KSB and incorporated herein by reference).

4.3.18 Form of Class "AA" Warrants, at $3.12 per share, expiring May 23, 2005 (filed as Exhibit 4.3.17 to the Registrant's Form 10-QSB for the quarter ended December 31, 2000 (the "2000 Form 10-KSB") and incorporated herein by reference).

4.3.19 Form of Class "AC" Warrants, at $1.9625 per share, expiring on November 2, 2005 (filed as Exhibit 4.3.18 to the 2000 Form 10-KSB and incorporated herein by reference).

4.3.20 Form of Class "AD" Warrants, exercisable at $1.9625 per share, expiring November 2, 2005 (filed as Exhibit 4.3.19 to the December 2000 10-QSB and incorporated herein by reference).

4.3.21 Form of Class "AE" Warrants, exercisable at $1.40 per share, expiring November 28,2003 (filed as Exhibit 4.3.20 to the December 2000 10-QSB and incorporated herein by reference).

4.3.22 Form of Class "AG" Warrants, exercisable at $1.40 per share, expiring November 29,2005 (filed as Exhibit 4.3.21 to the December 2000 10-QSB and incorporated herein by reference).

4.3.23 Form of Class "AH" Warrants, exercisable at $1.40 per share, expiring December 26,2005 (filed as Exhibit 4.3.22 to the December 2000 10-QSB and incorporated herein by reference).

4.3.24* Form of Class "AI" Warrants, exercisable at $1.243 per share, expiring February 12, 2006

4.3.25* Warrant to purchase 250,000 shares of the Registrant's common stock issued to United Infrastructure Company, L.L.C., exercisable at $1.40 per share and expires on January ___, 2006.


4.3.26 Form of Class "AK" Warrants, exercisable at $1.579 per share, expiring April 30, 2006 (filed as Exhibit 4.3.25 to the March 2001 10-QSB and incorporated herein by reference).

4.3.27* Form of Class "AK-A" Warrants, exercisable at $1.243 per share (subject to adjustment) and expiring on September 1, 2006.

4.3.28* Form of Class "AL" Warrant, which expire ten years from the date of issuance (subject to certain conditions which may cause the warrant to expire earlier) and have an exercise price ranging from $1.47 to $1.75. (filed as Exhibit 4.3.26 to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 (the "June 2001 10-QSB") and incorporated herein by reference).

4.3.29* Warrant to purchase 275,000 shares of the Registrant's common stock issued to Single Spur Investments, L.L.C., which expires September 13, 2006 and has an exercise price of $1.243 (subject to adjustment).

10.1.1 1999 Omnibus Stock and Incentive Plan, as amended and restated, of the Registrant (filed as Exhibit 10.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.1.2* First Amendment to 1999 Omnibus Stock and Incentive Plan as amended and restated dated January 5, 2001.

10.2 Amended and Restated Investor Rights Agreement between HSB Engineering Finance Corporation, Inc., a Delaware corporation, and the Registrant, effective as of June 2, 2000 (filed as Exhibit 10.2 to the 2000 Form 10-KSB and incorporated herein by reference).

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

10.5 Option to Purchase or Lease Agreement between Columbiana County Port Authority, a body of corporate and politic, and the Registrant, dated as of June 1999 (filed as Exhibit 10.11 to the Form 10-SB and incorporated herein by reference).

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

10.11 Fee Agreement between Enventures Capital, LLC, a Massachusetts limited liability company, and the Registrant, dated as of January 17, 2000 (filed as Exhibit 10.17 to the Form 10-SB/A and incorporated herein by reference).

10.12 Memorandum of Understanding between Bechtel Corporation and the Registrant, effective January 1, 2000. (Confidential Treatment granted by the Commission. Confidential parts of this document have been redacted and have been separately filed with the Commission.) (filed as
         Exhibit 10.18 to the March 2000 10-QSB and incorporated herein by reference).

10.13.1 Asset Purchase Agreement dated as of May 1, 2000, by and among Probex Fluids Recovery, Inc., the Registrant, Petroleum Products, Inc. and William and Phyllis L. Snedegar (filed as Exhibit 99.1 to the Registrant's Form 8-K dated May 1, 2000 and filed May 16, 2000 (the "May 2000 8-K") and incorporated herein by reference).

10.13.2 Promissory Note dated as of May 1, 2000, made by the Registrant in favor of Petroleum Products, Inc. in the aggregate principal amount of $1.5 million (filed as Exhibit 99.3 to the May 2000 8-K and incorporated herein by reference).

10.14 Asset Purchase Agreement dated as of May 1, 2000, by and among Probex Fluids Recovery, Inc., the Registrant, Intercoastal Trading Company, Inc., William Snedegar, and William Keith Mills (filed as Exhibit 99.2 to the May 2000 8-K and incorporated herein by reference).

10.15 Employment Agreement dated as of May 1, 2000, by and between William Snedegar and Probex Fluids Recovery, Inc. (filed as Exhibit 99.4 to the May 2000 8-K and incorporated herein by reference).

10.16 Employment Agreement dated as of May 1, 2000, by and between William Keith Mills and Probex Fluids Recovery, Inc. (filed ad Exhibit 99.5 to the May 2000 8-K and incorporated herein by reference).

10.17 Financial Advisory Agreement between Stonegate Securities, Inc. and the Registrant, dated as of May 23, 2000 (filed as Exhibit 10.21 to the Registrant's Form 10-QSB for the quarter ended June 30, 2000 (the "June 2000 10-QSB") and incorporated herein by reference).

10.18 Convertible Promissory Note dated August 30, 2000, as amended, made by the Registrant in favor of General Conference of Seventh-day Adventists in the aggregate principal amount of $1.5 million (filed as Exhibit
         10.18 to the 2000 Form 10-KSB and incorporated herein by reference).

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

10.19.12 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company for the operations at San Antonio, Texas (filed as Exhibit
         10.32 to the October 2000 8-K and incorporated herein by reference).

10.20.1 Stock Purchase Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC, pursuant to which United Infrastructure Company purchased 500,000 shares, subject to upward adjustments, of the Registrant's common stock at $2.00 per share (filed as Exhibit 10.20.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.20.2 Registration Rights Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC (filed as
         Exhibit 10.21.2 to the 2000 Form 10-KSB and incorporated herein by reference).

10.21.1 Form of Promissory Note made by the Registrant in favor of Cambridge Strategies Group, LLC ($750,000), Michael and Cindi Crockett ($250,000) and Beachcraft Limited Partnership ($250,000), dated as of November 2, 2000 (filed as Exhibit 10.21.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.21.2 Security Agreement dated as of November 2, 2000, made by the Registrant in favor of the Cambridge Strategies Group, LLC, as collateral agent, Michael and Cindi Crockett, and Beachcraft Limited Partnership, which secures the obligations of the Registrant under those certain promissory notes of even date (filed as Exhibit 10.21.2 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.1 Note Purchase Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit
         10.21.1 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.2* First Amendment to Note Purchase Agreement, effective as of July 5,
         2001, by and among the Registrant, Probex Fluids Recovery, Inc. and the holders of the 7% Senior Secured Convertible Notes Due 2004.

10.22.3 Form of 7% Senior Secured Convertible Notes Due 2004 issued by Probex Fluids Recovery, Inc., which are secured by the assets of Probex Fluids Recovery, Inc., guaranteed by the Registrant and convertible into the Registrant's common stock (filed as Exhibit 10.22.2 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.4 Guaranty dated as of November 29, 2000, from the Registrant to and for the benefit of the holders of the 7% Senior Secured Convertible Notes and acknowledged by Wilmington Trust Company, as collateral agent (filed as Exhibit 10.22.3 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.5 Security Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, which secures all the obligations of Probex Fluids Recovery, Inc. under the 7% Senior Secured Convertible Notes (filed as Exhibit 10.22.4 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.6 Pledge Agreement dated as of November 29, 2000, by and between the Registrant and Wilmington Trust Company, as collateral agent, pursuant to which the Registrant pledges its ownership in all of the outstanding shares of Probex Fluids Recovery, Inc. as security for the obligations under those certain 7% Senior Secured Convertible Notes (filed as
         Exhibit 10.22.5 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.7 Intercreditor and Collateral Agency Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit 10.22.6 to the 2000 Form 10-KSB and incorporated herein by reference).

10.22.8 Escrow Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc. and Wilmington Trust Company for the benefit of the holders of the 7% Senior Secured Convertible Notes (filed as
         Exhibit 10.22.7 to the 2000 Form 10-KSB and incorporated herein by reference).

10.23 Financial Advisory Fee Agreement, dated as of October 11, 2000, by and between the registrant and Credit Suisse First Boston Corporation (filed as Exhibit 10.23 to the December 2000 10-QSB and incorporated herein by reference).

10.24 Strategic Alliance Agreement, dated as of February 2, 2001, by and between Bechtel Corporation and the Registrant (Confidential treatment granted by the Commission. Confidential portions of this document have been redacted and have been separately filed with the Commission) (filed as Exhibit 10.24 to the March 2001 10-QSB and incorporated herein by reference).

10.25 Stock Purchase Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant (filed as Exhibit
         10.25 to the March 2001 10-QSB and incorporated herein by reference).

10.26 Registration Rights Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant (filed as
         Exhibit 10.26 to the March 2001 10-QSB and incorporated herein by reference).

10.27.1* Form of Promissory Notes, dated as of February 20, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of lenders as amended by those certain Allonges to the Notes.

10.27.2* Security Agreement dated as of February 20, 2001, by and among the Registrant, Cambridge Strategies Group, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes of even date.

10.28.1* Form of Promissory Notes, dated from April 30, 2001 to July 13, 2001, in aggregate principal amount of $1.83 million made by the Registrant in favor of lenders as amended by those certain Allonges to the Notes.

10.28.2* Security Agreement dated as of July 13, 2001, by and among the Registrant, Falcon Capital Management, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit
         10.28.1 above.

10.29.1* Loan Agreement dated as of September 7, 2001, by and among the Registrant and the lenders named therein.

10.29.2* Form of Promissory Notes, dated as of September 7, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of the lenders named in the Loan Agreement set forth in Exhibit
         10.29.1 above.

10.29.3* Intercreditor and Security Agreement, dated as of September 7, 2001, by and among the Registrant and United Infrastructure Company, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.29.2 above.

10.29.4* Registration Rights Agreement, dated as of September 7, 2001, by and among the Registrant and the investors named therein.

10.30.1* Promissory Note, dated as of September 13, 2001, in the aggregate principal amount of $500,000 made by the Registrant in favor of Single Spur Investments, LLC as amended by that certain Allonge to the Note.

10.30.2* Security Agreement dated as of September 13, 2001, by and between the Registrant Single Spur Investements, LLC, as secured party, which secures the obligations of the Registrant under that certain promissory note described in Exhibit 10.30.1 above.

16.1 M. C. Hunter & Associates Response Letter dated February 15, 2000 (filed as Exhibit 99.1 to the Registrant's Form 8-K dated February 17, 2000 and incorporated herein by reference).

21.1*    List of Subsidiaries of Registrant.


* Filed herewith.