Form 10KSB/A
period 2001-09-30
PROBEX CORP
filed 2002-01-28
CIK 845880

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001.

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to______________

Commission File Number    001-15567
                       --------------



                                  PROBEX CORP.
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                     33-0294243
- -------------------------------               ---------------------------
(State or Other Jurisdiction                      (I.R.S. Employer
Incorporation or Organization)                   Identification No.)


13355 Noel Road, Suite 1200
Dallas, TX                                             75240
- ----------------------------------------      ----------------------------
(Address of Principal Executive Offices)             (Zip code)

                                 (972) 788-4772
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)


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

PART II
          Item 5.   Market for the Common Stock and Related Stockholder Matters.....................18

          Item 6.   Management's Discussion and Analysis or Plan of Operations......................21

          Item 7.   Financial Statements............................................................27

          Item 8.   Changes in and Disagreements with Accountants on Accounting
                        And Financial Disclosure....................................................51

PART III
          Item 9.   Directors, Executive Officers, Promoters and Control Persons....................52

          Item 10.  Executive Compensation..........................................................55

          Item 11.  Security Ownership of Certain Beneficial Owners and Management..................57

          Item 12.  Certain Relationships and Related Transactions..................................60

          Item 13.  Exhibits and Reports on Form 8-K................................................62

SIGNATURES..........................................................................................70




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


Risk Factors
- ------------

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

We have short-term obligations that are secured by our assets that mature in the near term. We had $8.3 million of short-term loans that matured on December 31, 2001. We extended the maturity of $3.0 million of these obligations until June 30, 2002. We extended the maturity of a substantial portion of the remainder of these obligations until January 31, 2002, and are in process of negotiating a further extension of these obligations to June 30, 2002. If we are unsuccessful in extending the maturity date of the obligations maturing on January 31, 2002, we will need additional capital to repay these obligations or risk foreclosure on our assets secured by such obligations.

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


         The range of high and low sales prices or bids for our common stock for the last eight quarters is:
Market Performance Data*
Quarterly Market Prices
                                 2001                              2000
                          High            Low               High            Low
First Quarter            $2.44           $1.38             $2.69           $1.81
Second Quarter           $1.93           $1.38             $5.25           $3.50
Third Quarter            $1.82           $1.45             $3.87           $2.50
Fourth Quarter           $1.58           $1.05             $3.19           $2.12
- --------------------------------------------------------------------------------

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


Recent Sales of Unregistered Securities

During the three months ended September 30, 2001, we issued the securities listed below:

In July, we:

- -        paid interest on the 7% Senior Secured Convertible Notes Due November
         2004, issued by Probex Fluids Recovery, Inc., a wholly-owned subsidiary of the Company, in the form of shares of our common stock. Pursuant to the terms of the notes, interest is payable in shares of common stock to holders of the notes who made a one-time election to receive interest payments in the form of our common stock. The interest payment on the notes in the form of common stock was $288,998, resulting in the issuance of an aggregate of 176,218 shares of our common stock.

- -        issued 22,945 shares of our common stock to lenders as consideration for the extension of the maturity date of a loan made to us. These shares were issued at a value per share equal to $1.308


In August, we:

- -        issued 13,333 shares of our common stock upon the conversion of our
         Series A 10% Cumulative Convertible Stock at the election of the holder. Prior to such issuance, the holder tendered 2,500 shares of our Series A 10% Cumulative Convertible Preferred Stock.


In September, we:

- -        issued 733,574 shares of our common stock to lenders as consideration for extending the maturity dates of certain loans to us. These shares were issued at a value per share ranging from $1.185 to $1.302.

- -        issued 535,707 shares of our common stock to holders of Probex Fluid
         Recovery's 7% Senior Secured Convertible Notes due November 2004, pursuant to the First Amendment to Note Purchase Agreement. This amendment provides for the issuance of our common stock as consideration for the extension of certain registration rights granted under that certain Note Purchase Agreement, dated November 29, 2000, on a quarterly basis.

- -        issued warrants to purchase an aggregate of 818,417 shares of our common stock to lenders in connection with the extension of the maturity date of short-term loans in the aggregate principal amount of $4.83 million made by such lenders to us. Such warrants have an exercise price ranging from $1.28 to $1.58 per share and expire from April 30, 2006 to five years from the date of consummation of project financing for the facility to be built in Wellsville, Ohio.

- -        granted options to purchase an aggregate of 11,000 shares of our common stock to certain of our directors, executive officers and employees under our 1999 Omnibus Stock and Incentive Plan, as amended.

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

         Our debt is secured by all of our assets, other than our intellectual property. We have $8.33 million aggregate principal amount of short term and convertible debt that matured at December 31, 2001. We have extended the maturity of $3.0 million of these obligations until June 30, 2002. We extended the maturity of a substantial portion of the remainder of our short term debt maturing on December 31, 2001 until January 31, 2002, and we are in negotiations to further extend the maturity of these obligations until June 30, 2002. If we are unsuccessful in extending the maturity of our obligations maturing on January 31, 2002, we will require additional capital to repay this debt or risk foreclosure on our assets securing such obligations.

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
                                            ============                       =======    ===========



At September 30, 2001, exercisable options are as follows:

                                                  Number
RANGE OF EXERCISE PRICES                          Exercisable
- ------------------------                          -----------
Granted at Market Value

      At $0.50 per share                             760,666
      At $1.50 to $1.99                              318,333
      At $2.00 to $2.99                              167,664
      At $3.00 to $3.99                              106,996
      At $4.00 to $4.99                                1,650

Granted below Market Value

       At $1.875                                     269,166
       At $2.20 to $3.375                            495,030
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


            Item 8. Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure

         There has not been any changes in, or disagreements with accountants on accounting and financial disclosure for the year ended September 30, 2001

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Board of Directors

         Our Board of Directors oversees the management of the Company on your behalf. The Board reviews the Company's long-term strategic plans and exercises direct decision-making authority on key issues, such as the terms of material agreements. Just as important, the Board chooses the Chief Executive Officer, sets the scope of his authority to manage the Company's day-to-day operations, and evaluates his performance.

         As of January 1, 2002, our board of directors was comprised of four directors. Three of the members of our board of directors are outside directors, meaning a person who is not otherwise a current employee of the Company. Of our four directors, at least one, and perhaps two, are independent directors, as set forth by the rules of the American Stock Exchange, on which our common stock is listed. Independent directors are not employees of the Company and are, in the view of our Board of Directors, free of any relationship that would interfere with the exercise of independent judgment. The following persons are not considered to be independent:

          o a director who is employed by the Company or any of its affiliates for the current year or any of the past three years;
          o a director who accepts any compensation from the Company or any of its affiliates in excess of $60,000 during the previous fiscal year, other than compensation for Board service, benefits under a tax-qualified retirement plan, or non-discretionary compensation;
          o a director who is a member of the immediate family of an individual who is, or has been in any of the past three years, employed by the Company or any of its affiliates as an executive officer (immediate family includes a person's spouse, parents, children, siblings, mother-in-law, father-in-law, brother-in-law, sister-in-law, son-in-law, daughter-in-law, and anyone who resides in such person's home);
          o a director who is a partner in, or a controlling shareholder or an executive officer of, any for-profit business organization to which the Company made, or from which the Company received, payments (other than those arising solely from investments in the Company's securities) that exceed 5% of the Company's or business organization's consolidated gross revenues for that year, or $200,000, whichever is more, in any of the past three years; and
          o a director who is employed as an executive of another entity where any of the Company's executives serve on that entity's compensation committee.

         Our Certificate of Incorporation and Bylaws currently provide for three classes of directors. Each class of directors serves terms expiring at the annual meeting three years from their election to our board of directors. The names of the members of our board of directors and certain information about them are included below.

Name                                        Age                Position
- ----                                        ---                --------

Class I Directors (terms expire in 2002)
Thomas G. Murray (1)(2)                     43                 Director
Thomas G. Plaskett  (1) (2)                 58                 Director

Class II Directors (terms expire in 2003)
None

Class III Directors (terms expire 2004)
Bob G. Gower (1)(2)                         64                 Director
Charles M. Rampacek (3)                     58                 Chairman of the
                                                               Board and Chief
                                                               Executive Officer

Advisory Director (no term)
Nora A. Blum                                50                 Advisory Director
Nicholas W. Hollingshad                     47                 Director
William A. Searles                          58                 Director
- -------------
(1)      Member of the Audit Committee
(2)      Member of the Compensation Committee
(3)      Member of the Corporate Governance and Nominating Committee

Thomas G. Murray. Mr. Murray formed the predecessor of Probex in July 1993 and was the President and CEO of Probex from March 1994 through September 1997 and CEO from October 1997 through September 1999. After September 1999, he served as a Senior Vice President of the Company until June 2000. He has been a director of the Company since 1994 and is currently a private investor.

Thomas G. Plaskett. Mr. Plaskett served as Chairman of the Board of Probex from September 1997 until December 2000. He has been a director of the Company since June 1994, and was the interim President and Chief Executive Officer of the Company from October 1999 until August 2000. Mr. Plaskett has broad-based experience at senior levels of major corporations, having served as Chairman of the Board of Greyhound Lines, Inc., Chairman and CEO of Pan Am Corporation and President and CEO of Continental Airlines. He is presently a director of Radio Shack and Smart and Final Inc. From 1992 to 1996, Mr. Plaskett was a director of Neostar Retail Group, Inc. (formerly Babbage's, Inc.) and served as Chairman of Neostar Retail Group, Inc. from September 1996 to December 1996.

Charles M. Rampacek. Mr. Rampacek, our Chairman, Chief Executive Officer and President, joined our board of directors in April 2000. He was named President and CEO in August 2000 and assumed the additional responsibility of Chairman in December 2000. Mr. Rampacek was the President and Chief Executive Officer of Lyondell-Citgo Refining, LP, a joint venture of Citgo Petroleum Corporation and Lyondell Chemical Company since 1996. From 1982 to 1995, he held various executive positions for Tenneco, Inc., and its energy-related subsidiaries, including President of Gas Pipeline Transportation, Executive Vice President of Gas Pipeline Operations and Senior Vice President of Refining & Supply. Prior to that, Mr. Rampacek held various positions with Exxon Company USA for 16 years. Additionally, Mr. Rampacek serves as a director of Flowserve Corporation.

Dr. Bob G. Gower. Dr. Gower joined our Board of Directors in February 2001. He is the retired President and CEO of Lyondell Petrochemical Company. Dr. Gower became the President of Lyondell Petrochemical Company when it was formed in April 1985 and was elected Chief Executive Officer in October 1988 and Chairman of the Board in August 1994. From 1984 to 1985 he served as Senior Vice President for Atlantic Richfield Company, responsible for Planning and Advanced Technology for the company. From 1979 to 1984 he was Senior Vice President of ARCO Chemical Company and prior to that had various executive, sales, research and engineering assignments with Sinclair and with ARCO after the merger of the two companies. He is a member of the Board of Directors of Kirby Corporation, Omnova Solutions Inc., and CheMatch.com.

Nora A. Blum. Ms. Blum has been an advisory director of the Company since December 2000. She is a Vice President with Bechtel Enterprises, Inc. (BEn) with responsibility for development and financing of various projects for BEn's affiliate United Infrastructure Company, LLC (UIC) and is currently managing UIC's investment in Probex Corp. She has over 20 years of experience in project development and financing, project and regional office management, business development, engineering and environmental remediation for petroleum, power and infrastructure projects. Ms. Blum has held a variety of increasingly responsible management, business development and engineering assignments within the Bechtel organization including project development manager for Bechtel Petroleum & Chemical and Vice President and Regional Manager for Bechtel Environmental, Inc. Prior to joining Bechtel, Ms. Blum was associated with another major engineering and construction company.

Nicholas W. Hollingshad Mr. Hollingshad has been an advisory director of the Company since April 1999. He is a principal of Environmental Resources Management, or ERM, a leading international environmental engineering and consulting firm, and has over 20 years of industrial environmental engineering experience. He is Treasurer of ERM-North America, and serves on the Board of several ERM affiliates. Over an eight-year period prior to joining ERM, he held a variety of process engineering and management positions at two major U.S. petroleum refineries.

William A. Searles. Mr. Searles has been an advisory director of the Company since November 1999. He has been associated with American Physicians Services Group, Inc. since 1989 as a director and since 1995 as Chairman of APS Investment Services, Inc. He has served as Chairman of the Board of a private company, Uncommon Care, Inc. since 1998 and as a director of a public company, Prime Medical Services, Inc. since 1989. He has also been a director of APS Asset Management, Inc, a registered investment company since 1998. Prior to 1989, he spent 25 years in various positions with Wall Street Investment banking firms, including his last 9 years as a limited partner with Bear Sterns. Mr. Searles was the sole owner of a travel agency that filed for Chapter 11 protection under the Federal bankruptcy laws in late 1997 and liquidated under Chapter 7 in January 1999.


Executive Officers
                                                                                                Officer
      Name                          Age                    Position(s)                           Since
      ----                          ---                    -----------                           -----

Charles M. Rampacek..................58          Chairman of the Board, President and            2000
                                                       Chief Executive Officer

Bruce A. Hall........................45          Senior Vice President, Chief Financial          1999
                                                        Officer and Secretary

Martin R. MacDonald..................39          Senior Vice President of Technology             1995
                                                      and Business Development

David J. McNiel......................48          Senior Vice President of Operations             2000


Information concerning the business experience of Charles M. Rampacek is set forth above under "Board of Directors."

Bruce A. Hall has served in numerous financial and operating positions with companies in the hi-tech, manufacturing and real estate industries. Mr. Hall has been Chief Financial Officer of two companies, including Aslan Real Estate, Ltd. and Harris Adacom Systems, Inc. He has been the Controller of International Operations for Recognition Equipment, Inc. and Harris Adacom, Inc. Additionally, Mr. Hall was a principal of the Capital Funding and Consulting Group, L.C. and a senior auditor with Arthur Young & Co, a predecessor of Ernst & Young LLP.

Martin R. MacDonald joined the Company in 1995. Prior to joining the Company, Mr. MacDonald served as manager of projects at Ferguson Industries, where he oversaw various aspects of new technology design and implementation. At Thermix Inc., Mr. MacDonald was responsible for managing the development and implementation of customized energy efficient technologies for the molten metal and chemical industries. He has successfully developed and commercialized several new technologies, including a high velocity galvanizing system, an ammonium injection system, and a reduced emission ammonium polyphosphate plant, all of which are currently in commercial use.

David J. McNiel joined the Company in September 2000. Mr. McNiel was Vice President of Refining for Lyondell-Citgo Refining, LP, a joint venture of Citgo Petroleum Corporation and Lyondell Chemical Company since 1996. From 1990 to 1996, McNiel held various operations and technical executive positions with Tenneco Inc.'s natural gas pipeline subsidiary. He also held operations positions at Mobil Oil Company for two years, and spent 11 years at Tenneco Inc.'s refining and marketing subsidiary in a variety of management and engineering assignments.

Other Significant Employees

John N. Brobjorg (age 44), Vice President and Corporate Controller, has served in numerous financial positions with companies in the hi-tech, manufacturing, and clinical laboratory industries. Mr. Brobjorg has been a finance and/or accounting manager of several companies, including Praxair Inc. from May 1996 to October 1999, Corning Clinical Laboratories from February 1992 to April 1996, Convex Computer Corporation from March 1985 to November 1990, and Amsoil, Inc. from November 1982 to March 1985. Additionally, Mr. Brobjorg was the Controller for Logic Process Corporation from February 1991 to February 1992.

John E. Fahey (age 61), Vice President of Sales and Marketing, was the former Regional Sales Manager - Base Oil Sales, and Sales and Marketing Manager for U.S. Government Sales for Safety Kleen-Oil Recovery. In addition, Mr. Fahey has extensive relationships in the lubricating base oils blending and packaging industry that have been developed over the past 25 years, including participation in numerous industry associations. Mr. Fahey is a former president of the Independent Lubricant Manufacturers Association (ILMA), which includes companies purchasing approximately 25% of all U.S. base oil production.

Lester F. Van Dyke (age 59), Vice President of Investor Relations, joined the Company in October 2000. For the previous 15 years, Mr. Van Dyke served as Director, Investor Relations and Corporate Communications for Battle Mountain Gold Company where he was responsible for the development and implementation of its worldwide investor communications programs. From 1973 to 1985, Mr. Van Dyke held various communications and investor relations positions of increasing responsibility with the Pennzoil Company. He also held communications positions at Texaco Inc. and the Oil & Gas Journal.

Terms of Office and Relationships

         Our officers are elected annually by the Board of Directors at a meeting held following each annual meeting of stockholders, or as necessary and convenient in order to fill vacancies or newly created offices. Each officer serves at the discretion of our Board of Directors.

         There are no family relationships among our directors and officers. Pursuant to a contractual arrangement with HSB Engineering Finance Corporation, HSB Engineering Finance Corporation currently can nominate one member to our Board of Directors. Mr. Maselli was HSB Engineering Finance Corporation's initial nominee to our Board of Directors. Mr. Maselli resigned from our Board of Directors in August 2001. HSB Engineering Finance Corporation has not provided us with any nominees to date to fill the vacancy created by Mr. Maselli's resignation. Additionally, pursuant to contractual arrangements with APS Financial Corporation, Probex Southwest Partnership LP and United Infrastructure Company, LLC, each is entitled to the appointment of an advisory director to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires directors and certain officers, and persons who beneficially own more than ten percent (10%) of the Company's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Directors, certain officers and greater than ten percent (10%) beneficial owners are required by the Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies furnished to the Company and representations from the directors and certain officers, the Company believes that all Section 16(a) filing requirements for the year ended September 30, 2001, applicable to its directors, certain officers and greater than ten percent (10%) beneficial owners were satisfied, other than an acquisition of a warrant to purchase 74,250 shares of the Company's common stock that was reported late in the filing of a Form 4 by Mr. Hollingshad.

         Based on representations from the directors and certain officers, the Company believes that no other Forms 5 for directors, certain officers and greater than ten percent (10%) beneficial owners were required to be filed with the Securities and Exchange Commission for the period ended November 30, 2001.

                        Item 10. Executive Compensation

General

Only one officer of the Company received compensation and cash bonus payments in excess of $100,000 during the fiscal year ended September 30, 2001. Compensation does not include minor business related and other expenses paid by the Company and such amounts in the aggregate do not exceed $10,000.



                           Summary Compensation Table
                           --------------------------

                                                      Annual Compensation                            Long-Term Compensation
                                     ----------------------------------------------------------      ----------------------
                         Fiscal                                                                                    Securities
                         Year                                                                      Restricted      Underlying
                         Ended                                                Other Annual         Stock           Options/
                         Sept. 30    Salary ($)            Bonus ($)         Compensation ($)      Awards ($)      SAR (#)
                         --------   -----------            ---------         ------------------    ----------      ----------

Charles M. Rampacek
CEO/President            2001        152,024                    -                    -                -                  -
CEO/President            2000         30,462 (2)                -                    -                -             1,000,000 (3)
Director                 2000            -                      -                    -                -                10,000 (1)

- -----------------
Notes:

1. In April 2000, the Board of Directors granted Mr. Rampacek options to purchase an aggregate of 10,000 shares of common stock of the Company upon his election to the Board of Directors. These options represent compensation for Mr. Rampacek's services as a director and do not relate to services provided as the current President and Chief Executive Officer of the Company. The options are exercisable at $3.437 per share and expire in April 2010.

2. Represents Mr. Rampacek's salary from August 1, 2000, the date he joined the Company as President and Chief Executive Officer, until September 30, 2000.

3. Represents options to purchase 1,000,000 shares of common stock granted on August 1, 2000, subject to the execution of an employment agreement with the Company, which occurred in February 2001. Upon grant, 200,000 shares vested immediately and the remainder vest ratably over the next four years on the date of initial employment.

Fiscal Year End Option/SAR Values

                        FISCAL YEAR END OPTION/SAR VALUES

                                 Number of Securities          Value of Unexercised
                                Underlying Unexercised            In-The-Money
                              Options/SAR's Option/SAR's
                                    at 9/30/01 (#)                 at 9/30/01
                             -----------------------------     --------------------



Name and Principal Position    Exercisable/Unexercisable     Exercisable/Unexercisable
- ---------------------------    -------------------------     -------------------------
Charles M. Rampacek              410,000/600,000 (1)(2)            $0/ $0 (3)
Director/President/CEO

- --------------------------
Notes:

1. Includes options to purchase 10,000 shares of common stock at an exercise price of $3.437 per share, granted upon his election to the Board of Directors pursuant to the director compensation plan adopted by the Board of Directors on March 30, 2000. These shares represent compensation for Mr. Rampacek's services as director and do not relate to his services provided as the current President and Chief Executive Officer of the Company.

2. Includes options to purchase 1,000,000 shares of common stock granted on August 1, 2000, subject to the execution of an employment agreement with the Company, which occurred in February 2001. Upon grant, 200,000 shares vested immediately and the remainder vest ratably over the next four years on the date of initial employment. 829,930 shares acquirable pursuant to an option have an exercise price of $2.20 and the remaining 170,070 shares acquirable pursuant to an option have an exercise price of $2.9375.

3. Value based upon the Company's closing share price of $1.05 on September 28, 2001.


ITEM 11.          Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table sets forth the number of shares of our common stock owned by each person who, as of January 18, 2002, was known by us to beneficially own more than five percent (5%) of our common stock. Except as otherwise indicated, we believe that each person named below possesses sole voting and investment power of his shares of common stock.

Name and Address                          Amount and Nature         Percent
of Beneficial Owner                      of Beneficial Owner       of Class*
- -------------------                      -------------------       ---------

Zesiger Capital Group LLC                   7,047,410 (1)             18%
320 Park Avenue, 30th Floor
New York, NY 10022

General Conference of                       5,178,410 (2)           14.6%
Seventh-day Adventists
12501 Old Columbia Pike
Silver Spring, MD 20904

HSB Engineering Finance Corporation         2,796,114 (3)            8.2%
One State Street
Hartford, CT  06102

Bechtel Group, Inc.                         2,119,716 (4)            6.2%
P.O. Box 193965
San Francisco, CA 94119

Thomas G. Murray                            1,920,570 (5)            5.6%
Director
3523 Cooper Creek
Denton, Texas 76208
- --------------------------------------------------------------------------------

Notes:
* Based on 33,980,967 shares of common stock outstanding as of January 18, 2002.

1. Based upon Schedule 13G filed on December 6, 2000, and other information known to the Company. Includes shares of common stock acquirable upon conversion of 7% Senior Secured Convertible Notes due November 2004, which are convertible at any time at the option of the holders. Zesiger Capital Group LLC disclaims beneficial ownership of all of these securities. Such securities are held in discretionary accounts which Zesiger Capital Group LLC manages. Clients for whom Zesiger Capital Group LLC acts as an investment advisor may withdraw dividends or the proceeds of sales from the accounts managed by Zesiger Capital Group LLC. No single client account owns more than 5% of the class of securities.

2. Based upon Schedule 13G, Amendment No. 1, filed on February 13, 2001, and other information known to the Company. Includes 967,999 shares of common stock acquirable upon conversion of 181,500 shares of Series A Preferred Stock, which are convertible into common stock at any time at the option of the holder. General Conference of Seventh-day Adventists is a corporation acting as trustee and manager to certain retirement, investment and income funds who are the record owner of a portion of these shares. Includes 12,530 shares of common stock and 53,334 shares of common stock acquirable upon conversion of 10,000 shares of Series A Preferred Stock owned by General Conference Insurance Company of Vermont, a wholly-owned subsidiary of General Conference Corporation of Seventh-day Adventists. Includes 550,000 shares of common stock acquirable pursuant to the exercise of warrants owed by General Conference Corporation of Seventh-day Adventist - Micro Cap Fund.

3.   Based upon Schedule 13G filed on February 14, 2001.

4.   Based upon Schedule 13G, Amendment No. 1, filed on January 18, 2002.

5. Includes 10,410 shares acquirable pursuant to the exercise of warrants and 213,334 shares acquirable pursuant to the exercise of stock options.




Security Ownership of Management

         The following sets forth the number of shares of our common stock beneficially owned by:

          o    our individual directors (including advisory directors) and
          o    all of our "executive officers" and directors as a group,

as of January 18, 2002. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities to which the person has the right to acquire beneficial ownership within sixty (60) days.

         None of our executive officers or directors own shares of our Series A Preferred Stock.

Name and Address                                     Amount and Nature                  Percent
of Beneficial Owner                                  of Beneficial Owner               of Class*
- -------------------                                  -------------------               ---------

Charles M. Rampacek                                      636,626 (1)                     1.8%
Chairman, CEO & President
One Galleria Tower
13355 Noel Road, Suite 1200
Dallas, TX 75240

Bob G. Gower                                              44,500 (2)                      **
Director
402 Timberwilde Lane
Houston, Texas 77024

Thomas G. Murray                                       1,920,570 (3)                     5.6%
Director
3523 Cooper Creek
Denton, TX 76208

Thomas G. Plaskett                                       440,750 (4)                     1.3%
Director
5215 North O'Connor
Suite 1070
Irving, TX 75039

Nicholas W. Hollingshad                                  922,072 (5)                     2.7%
Director
3204 Long Prairie Road, Suite C
Flower Mound, TX 75022

William A. Searles                                       288,825 (6)                      **
Director
179 Hartshorne Rd.
Locust, NJ 07760

Nora A. Blum                                                  0                           **
Advisory Director
P.O. Box 2166
Houston, TX 77252

All executive officers and directors as a group        5,910,438 (7)                      16%
- -----------------------------------------------------------------------------------------------------

Notes:
* Based on 33,980,967 shares of our common stock outstanding as of January 18, 2002.
** Represents less than 1% of our outstanding common stock.

1. Includes 410,000 shares acquirable pursuant to the exercise of stock options, 41,250 shares acquirable pursuant to the exercise of warrants and 142,857 shares of common stock acquirable upon conversion of $200,000 principal amount of 7% Senior Secured Convertible Notes due November 2004, which are convertible at the option of the holder at any time. Excludes 600,000 shares acquirable pursuant to the exercise of stock options that have not vested.

2. Includes 35,000 shares acquirable pursuant to the exercise of stock options.


3. Includes 10,410 shares acquirable pursuant to the exercise of warrants and 213,334 shares acquirable pursuant to the exercise of stock options.

4. Includes 185,000 shares acquirable pursuant to the exercise of warrants and 75,000 shares acquirable pursuant to the exercise of stock options. Excludes 165,000 shares acquirable pursuant to the exercise of warrants that have not vested.

5. Includes 37,500 shares acquirable pursuant to the exercise of stock options and 46,805 shares acquirable pursuant to the exercise of warrants. Includes 832,400 shares owned by Probex Southwest Partnership LP for which Mr. Hollingshad exercises voting control. Mr. Hollingshad disclaims beneficial ownership of the securities owned by Probex Southwest Partnership LP, except to the extent of his aggregate pecuniary interest (approximately 16.5%) in the partnership.

6. Includes 37,500 shares acquirable pursuant to the exercise of stock options. Includes 251,325 shares acquirable pursuant to the exercise of warrants held by American Physicians Service Group, for which Mr. Searles exercise voting control. Mr. Searles disclaims beneficial ownership of the 251,325 shares held by American Physicians Service Group.

7. Represents 10 persons and includes 1,126,666 shares acquirable pursuant to the exercise of stock options, 801,922 shares acquirable pursuant to the exercise of warrants, 285,714 shares acquirable upon conversion of $400,000 principal amount of 7% Senior Secured Convertible Notes due November 2004, and 1,083,725 shares for which the executive officer or director exercises voting rights and shares acquirable upon exercise of warrants but disclaims beneficial ownership. Excludes 1,601,668 shares acquirable pursuant to the exercise of stock options that have not vested and 165,000 shares acquirable pursuant to the exercise of warrants that have not vested.

            ITEM 12. Certain Relationships and Related Transactions.

         On June 30, 1998, Probex and HSB Engineering Finance Corporation, or HSB Engineering, a wholly-owned subsidiary of Hartford Steam Boiler Inspection & Insurance Company, entered into an agreement whereby HSB Engineering agreed to loan up to $1,500,000 to the Company for working capital purposes. In exchange for the loan, we granted a ten-year warrant to purchase shares of our common stock at $0.01 per share equal to 10% of the number of shares of common stock outstanding on a fully diluted basis.

         On June 6, 2000, HSB Engineering exercised a loan conversion of the then outstanding loan balance of $750,000, resulting in us issuing 2,796,114 shares of common stock to HSB Engineering. In addition, we paid accrued interest of $188,625 due under the convertible promissory note. Upon conversion of the loan, we also amended certain rights previously to granted HSB Engineering. Such amended rights include the following:

          o HSB Engineering can appoint one member to be nominated for election to our Board of Directors and all committees thereof as long as they, together with their affiliates, in the aggregate, hold common stock representing at least five percent of our common stock outstanding.

          o So long as HSB Engineering, together with their affiliates, in the aggregate, hold common stock representing at least five percent of our common stock outstanding, our Board of Directors may not take action to increase the number of voting directors constituting the Board of Directors to a number greater than nine, without the affirmative vote of their representative.

          o So long as HSB Engineering, together with their affiliates, in the aggregate, hold common stock representing at least five percent of our common stock outstanding, we may not participate in any significant transaction if their representative and at least one other outside director votes against such significant transaction. These significant transactions include mergers, asset sales, changes in our authorized stock, and the creation of any additional class of capital stock.

         Mr. Maselli was appointed by HSB Engineering in June 1998 and served as a member of our board of directors until August 2001, at which time he left HSB to pursue other interests. HSB Engineering has not appointed any other person to be nominated for election to our board since the resignation of Mr. Maselli.

         Thomas G. Murray, a director since 1994, was also the Chief Executive Officer of the Company until October 1999, and thereafter was a Senior Vice President of the Company until his resignation on May 31, 2000. In connection with his resignation, the Company entered into an employment agreement with Mr. Murray whereby Mr. Murray agreed to continue to provide services to the Company as a non-executive employee until January 2002. In exchange for these services, we have agreed to pay Mr. Murray cash compensation of $90,000 annually, and to provide Mr. Murray with certain other employee benefits, in each case, through June 30, 2001. In addition, we modified the terms of certain options previously issued to Mr. Murray to permit those options to vest at certain time intervals, rather than upon the occurrence of certain specified events. As a result, one-third of Mr. Murray's options to purchase 490,000 shares of common stock at $0.50 per share vested on May 31, 2000, one-third of these options vested on January 1, 2001, and the remainder vested on January 1, 2002.

         Nicholas W. Hollingshad, an advisory director since April 1999, is a principal of Environmental Resources Management, or ERM, an international industrial environmental firm. We have engaged ERM to provide environmental due diligence and permitting service in connection with the development of our initial plant in Wellsville, Ohio. Pursuant to such engagement, for the fiscal year ended September 30, 2001, we paid ERM an aggregate of $304,738. Additionally, we expect to pay ERM in excess of $350,000 during the current fiscal year.

         William A. Searles, an advisory director since November 1999, is the Chairman of APS Investment Services, Inc. We engaged APS Financial Corporation, an affiliate of APS Investment Services, Inc., to serve as the placement agent for our private placement of Series A 10% Cumulative Convertible Preferred Stock. As a result of such engagement, we paid APS Financial Corporation a total of $588,500 in cash commissions and issued to APS Financial Corporation five-year warrants to purchase a total of 402,000 shares of common stock at a purchase price of $1.875 per share. Additionally, we paid APS Financial Corporation $160,809 for subsequent investments by its clients in us during the fiscal year ended September 30, 2001.

         Nora A. Blum, an advisory director since December 2000, is a Vice President of Bechtel Enterprises, Inc. We entered into a memorandum of understanding with Bechtel Corporation, an affiliate of Bechtel Enterprises, Inc. in February 2000 to negotiate a strategic worldwide alliance. Additionally, we are currently negotiating an engineering, procurement and construction contract with Bechtel Corporation , or Bechtel, for the construction of our first plant in Wellsville, Ohio. In connection with services rendered to us by Bechtel, we paid Bechtel $4,247,403 during the fiscal year ended September 30, 2001. We expect to pay Bechtel in excess of $5,000,000 during the current fiscal year, which does not include construction related costs.

         Bechtel has invested $600,000 in us and also possesses a warrant to purchase up to 200,000 shares of our common stock at exercise price of $3.00 per share. Further, United Infrastructure Company, LLC, an affiliate of Bechtel Enterprises, Inc., has made a direct equity investment in us totaling $2 million and has made a convertible loan to us of $1.5 million aggregate principal amount. United Infrastructure Company, LLC also agreed, subject to certain mutually agreed upon conditions, to make additional direct equity investments in us totaling $1.5 million toward the financing of the Wellsville plant.

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

* Previously filed.

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

Date:  January 28, 2002


         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Date                                         Signature



January 28, 2002                             /s/ Charles M. Rampacek
                                           -------------------------------------
                                           Charles M. Rampacek
                                           Chairman of the Board, Chief
                                           Executive Officer, President,
                                           and Director



January 28, 2002                            /s/ John N. Brobjorg
                                           -------------------------------------
                                           John N. Brobjorg
                                           Vice President and Corporate
                                           Controller



January 28, 2002                            /s/ Bob G. Gower
                                           -------------------------------------
                                           Dr. Bob G. Gower
                                           Director


January __, 2002
                                           -------------------------------------
                                           Thomas G. Murray
                                           Director


January 28, 2002                           /s/ Thomas G. Plaskett
                                           -------------------------------------
                                           Thomas G. Plaskett
                                           Director

                               INDEX TO EXHIBITS


Exhibit
Number                     Description
- ------                     -----------

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

* Previously filed.