Form 10QSB
period 2001-12-31
PROBEX CORP
filed 2002-02-14
CIK 845880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

    For Quarter Ended December 31, 2001      Commission File No. 001-15567

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



--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES   X      NO
                                               -------     --------

As of February 14, 2002, there were 33,873,653 shares of common stock, $0.001 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES      NO  X
   -----   -----


                                  PROBEX CORP.
                                December 31, 2001
                                      INDEX



                                                                                                                        Page No.

   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets (unaudited) as of December 31, 2001 and September 30, 2001.....................................................................................1

                  Consolidated  Condensed  Statements of Operations  (unaudited)
                  for  the   three   months   ended   December   31,   2001  and
                  2000.......................................................................................................2

                  Consolidated   Condensed  Statement  of  Stockholders'  Equity
                  (Deficit)  (unaudited) for the three months ended December 31,
                  2001.......................................................................................................3

                  Consolidated  Condensed  Statements of Cash Flows  (unaudited)
                  for  the   three   months   ended   December   31,   2001  and
                  2000.......................................................................................................4

                  Notes to Consolidated Condensed Financial Statements (unaudited)...........................................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................................15

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................................................................21

         Item 2.  Changes in Securities and Use of Proceeds.................................................................21

         Item 3.  Defaults Upon Senior Securities...........................................................................22

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................................22

         Item 5.  Other Information.........................................................................................23

         Item 6.  Exhibits and Reports on Form 8-K..........................................................................23


SIGNATURES..................................................................................................................24



                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements
--------------------------------------------------------------------------------

                                                    PROBEX CORP.
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (unaudited)

                                                                   December 31,             September 30,
                                                                      2001                       2001

ASSETS
Cash and cash equivalents                                 $      325,547                    $       586,173
Accounts and notes receivable                                  1,948,382                          2,714,505
Inventories                                                      429,811                            614,374
Prepaid and other current assets                                 483,171                            370,249
                                                            ------------------------------------------------------
Total current assets                                           3,186,911                          4,285,301


Property, plant and equipment - net                           15,389,833                         15,317,481
Goodwill - net                                                 5,808,841                          5,808,841
Patents - net                                                    413,366                            419,861
Investments in affiliate - at equity                             695,398                            719,704
Deferred debt offering costs - net                             1,544,696                          1,677,099
Deferred offering costs                                        4,832,256                          3,215,524
Other assets                                                     375,078                            357,930
                                                            ------------------------------------------------------
TOTAL ASSETS                                              $   32,246,379                    $    31,801,741

                                                            ======================================================

LIABILITIES
Accounts payable                                          $    1,158,269                    $     1,048,024
Accrued liabilities                                            2,759,144                          2,443,055
Deferred plant design costs                                    7,792,753                          6,454,197
Current maturities of capital lease obligations                  181,552                            186,531
Short-term debt - net of note discount                         8,365,087                          7,370,264
Current maturities of long-tem debt                              279,496                            279,496
                                                            ------------------------------------------------------
Total current liabilities                                     20,536,301                         17,781,567


Capital lease obligations, long-term                             155,989                            158,727
Long-term debt                                                13,482,927                         13,482,927
                                                            ------------------------------------------------------
TOTAL LIABILITIES                                             34,175,217                         31,423,221


COMMITMENTS AND CONTINGENCIES                                         -                                 -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 authorized:
Series A 10% Cumulative Convertible Preferred Stock,
authorized 550,000 shares:
issued - 532,500 at Dec. 31, 2001 and at Sep. 30, 2001              533                                 533
Common Stock, $0.001 par value, authorized 100,000,000 shares:
issued-33,873,653 at Dec. 31, 2001 and 30,680,685 at
Sep. 30, 2001                                                    33,874                              30,681
Additional Paid In Capital                                   34,739,392                          32,722,140
Deferred stock compensation expense                           (397,998)                           (547,516)
Accumulated Deficit                                        (36,121,899)                        (31,648,358)
Less: Treasury Stock (common: 171,511 shares at Dec. 31,
2001 and 167,011 shares at Sep. 30, 2001) at cost             (182,740)                           (178,960)
                                                            ------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
                                                            (1,928,838)                             378,520
                                                            ------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $ 32,246,379                      $    31,801,741
                                                            ======================================================


See Notes to Consolidated Condensed Financial Statements.

                                          PROBEX CORP.
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    (unaudited)




                                                          Three Months Ended December 31,

                                                                2001                  2000
                                                   -----------------------------------------------

REVENUES                                         $ 3,430,908                     $   3,602,800
COST OF SALES
                                                   2,152,799                         1,802,261
                                                   -----------------------------------------------
GROSS PROFIT                                       1,278,109                         1,800,539

EXPENSES:
Operating                                          1,558,294                         1,080,476
Research and development                             466,142                           865,502
Selling, general and administrative                1,325,741                         1,713,192
Depreciation and amortization                        227,954                           289,320
                                                   -----------------------------------------------
TOTAL EXPENSES                                     3,578,131                         3,948,490
                                                   -----------------------------------------------

OPERATING LOSS                                   (2,300,022)                       (2,147,951)

Interest - net                                   (2,017,686)                       (4,140,887)
Other - net                                            1,646                           (1,821)
Equity in net loss of affiliate                     (24,306)                               -
                                                   -----------------------------------------------
NET LOSS BEFORE INCOME TAX                       (4,340,368)                       (6,290,659)

Provision for income tax                                 -                                 -
                                                   -----------------------------------------------
NET LOSS                                        $(4,340,368)                      $(6,290,659)
                                                   ===============================================

NET LOSS PER SHARE                              $     (0.14)                      $     (0.25)




See Notes to Consolidated Condensed Financial Statements.



                                          PROBEX CORP.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       --------------------------------------

                        Preferred Stock     Common Stock        Additional   Deferred                                     Total
                       --------------------------------------
                                            Shares                Paid In     Stock                   Treasury Stock   Stockholders'
                       Shares                                                           Accumulated    -------------

                       Issued     Amount    Issued     Amount      Capital    Expense     Deficit     Shares    Amount    Equity
                       ------------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 2001     532,500  533    30,680,685  $30,681   $32,722,140  $(547,516) $(31,648,358) (167,011) $(178,960)    $ 378,520
Issued from
 private stock sale                     1,842,282    1,842       998,158                                                   1,000,000
Issued from exercise
 of Stock Options                          20,060       20        10,010                             (4,500)    (3,780)        6,250
Preferred Stock
 dividend accrual                                                                        (133,173)                         (133,173)
Preferred Stock
 dividend paid out in
 Common Stock                            178,962       179       268,259                                                     268,438
Debenture note
 interest paid out in
 Common Stock                            178,569       179       140,891                                                     141,070
Bridge note
 payments  paid out in
 Common Stock                            973,095       973       664,779                                                     665,752
Amortization
 related to employee
 stock options                                                                84,673                                          84,673
     Deferred Stock
Expense adjustment
 from terminated
 employees                                                      (64,845)      64,845                                              -

     Net loss                                                                          (4,340,368)                       (4,340,368)
                       ------------------------------------------------------------------------------------------------------------
BALANCE AT
DECEMBER 31, 2001      532,500  533   33,873,653   $33,874   $34,739,392  $(397,998) $(36,121,899) (171,511) $(182,740) $(1,928,838)
                       ============================================================================================================




See Notes to Consolidated Condensed Financial Statements.



                                                   PROBEX CORP.
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended Dec. 31,
                                                                         2001              2000
                                                                 -----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(4,340,368)          $(6,290,659)
Adjustments:
   Depreciation and amortization                                       227,954               289,320
   Provision for doubtful accounts                                      87,577
   Equity in net loss of affiliate                                      24,306
   Stock option compensation                                            84,673               171,145
   Stock issued for consulting services                                     -                 33,332
   Stock issued for employee compensation                                   -                  1,042
   Stock issued for interest expense                                   385,471
   Interest expense related to 7% convertible notes                         -              3,125,000
   Amortization of discount on notes                                   996,926
   Amortization of deferred financing costs                            132,403               740,134
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts and notes receivable             678,546             (158,804)
      (Increase) decrease in inventories                               184,563             (120,866)
      (Increase) decrease in prepaid and other                       (112,922)              (24,760)
      (Increase) decrease in other assets                             (17,148)                 2,856
      Increase (decrease) in accounts payable                          110,245               307,609
      Increase (decrease) in accrued liabilities                       872,705               239,040
                                                             ---------------------------------------------

NET CASH USED BY OPERATING ACTIVITIES                                (685,069)           (1,685,611)

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property, plant and equipment                            (239,889)           (3,157,811)
Cost of patents                                                            -               (148,635)
                                                             ---------------------------------------------

NET CASH USED BY INVESTING ACTIVITIES                                (239,889)           (3,306,446)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payment on capital lease obligation                         (46,367)              (12,842)
Proceeds from short-term borrowings                                        -               1,250,000
Principal payment on short-term borrowings                             (2,103)           (6,906,053)
Proceeds from long-term borrowings                                         -              12,500,000
Deferred financing costs                                             (293,448)             (858,084)
Proceeds from sale of common stock                                   1,006,250               832,092
                                                              ---------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              664,332             6,805,113

NET INCREASE (DECREASE) IN CASH                                      (260,626)             1,813,056

CASH AT BEGINNING OF PERIOD                                            586,173               434,812
                                                              ---------------------------------------------

CASH AT END OF PERIOD                                             $    325,547          $  2,247,868
                                                              =============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                         $      4,242          $    146,039
Non-cash investing and financing activities:
   Deferred plant design costs                                       1,338,556                    -
   Capital lease obligations incurred for purchase of equipment         38,650               231,143
   Conversion of debt and accrued interest to equity                        -              1,538,333
   Warrants issued to underwriters                                          -              1,218,357
   Discounts on bridge notes payable                                        -                696,000




                                       4

See Notes to Consolidated Condensed Financial Statements

                                  PROBEX CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

NATURE OF BUSINESS
Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refers to Probex Corp. and its subsidiaries.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are engaged in the commercialization of our proprietary, patented technology, ProTerra(TM). The primary application of ProTerra is for the production of high quality lubricating base oils and associated products from collected spent lubricating oils. In addition to our commercialization efforts, we operate a wholly owned spent oil collection subsidiary, Probex Fluids Recovery, Inc.
(PFR). While our primary business will be the production of high quality lubricating base oils and associated products from collected spent lubricating oils, our current revenues are solely derived from our spent oil collection and sales in the United States.

We incurred a net loss of $4,340,368 and $16,475,291 and used cash in operations of $685,069 and $9,376,302 for the quarter ended December 31, 2001 and the year ended September 30, 2001, respectively. In addition, we are highly leveraged. At December 31, 2001, our current liabilities exceeded current assets by $17,349,390, and our stockholders' deficit was $(1,928,838). Our existence and plans for commercializing our patented technology for reprocessing spent lubricating oil are dependent upon our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity.

We have funded our operations and research and development projects during the three months ended December 31, 2001 and in fiscal year 2001 in part by selling equity and conducting interim financings. During the three months ended December 31, 2001, we raised $1,000,000 from the sale of common stock. During the fiscal year ended September 30, 2001, we raised $2,040,863 from the sale of common stock (net of offering costs), $12,500,000 from the issuance of convertible debenture notes, and $9,880,000 of proceeds from short term debt. In addition, we made payments of $48,470 and $7,464,668 on existing debt during the three months ended December 31, 2001 and the year ended September 30, 2001, respectively.

We anticipate approximately $7,000,000 of additional capital will be required to sustain our operations for fiscal year 2002. Additionally, on February 8, 2002, $8.33 million aggregate principal amount of our short-term obligations matured (See Note 4). We are currently in negotiations with the lenders to further extend the maturity date of these obligations. To date, no lenders have declared these obligations due and payable or have exercised their remedies thereunder. If we are unsuccessful in extending the maturity date of our obligations that have matured, we will require immediate additional capital to repay this debt or risk foreclosure on our assets securing such obligations. If we do not receive the necessary capital to sustain our operations for fiscal year 2002, we may be unable to continue as a going concern. Management believes the Company will successfully complete its plan to raise additional capital in 2002 and that funds will be available to meet the Company's obligations for at least the next 12 months.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Probex Corp. and its wholly owned subsidiary: Probex Fluids Recovery,
Inc.("PFR"). Significant intercompany transactions and balances have been eliminated in consolidation.

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

GOODWILL

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. The Company has adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. There has been no amortization of goodwill since this accounting change, thus accumulated amortization of goodwill still remains at $529,408.

PATENTS

Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $28,363 at December 31, 2001.

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

We have incurred net operating losses for federal income tax purposes and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non-current deferred tax assets have been fully reserved at December 31, 2001 and September 30, 2001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value at December 31, 2001.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of these Consolidated Financial Statements, we had no components of Other Comprehensive Income as defined by Statement of Financial Accounting Standards No. 130.


LOSS PER COMMON SHARE

Basic loss per share is computed only on the weighted average number of shares of common stock outstanding during the respective periods.

The effect of stock options, warrants, and convertible securities that aggregated 28,489,657 and 24,372,579 shares as of December 31, 2001 and 2000, respectively, would be anti-dilutive due to our losses in 2001 and 2000 and, accordingly, are not included in the computation of diluted loss per share for the respective periods.

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                           Three month period ended Dec. 31,
                                           ---------------------------------
                                                2001              2000
                                           ----------------- ----------------
Loss                                       $ 4,340,367             $ 6,290,659
Preferred Dividends                        $   133,171             $   134,937
Loss available to common shares            $ 4,473,539             $ 6,425,596
Average Shares (Denominator)                31,466,263              26,097,067
Loss Per Share                             $    (0.14)             $    (0.25)


NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $422,550 ($0.01 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of October 1, 2001 and we do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

RECLASSIFICATIONS

Certain accounts have been reclassified to conform to the current period's presentation.


2.     PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

                                         December 31, 2001    September 30, 2001
Land and land improvements              $      135,000           $   135,000
Buildings and leasehold improvements           436,266               318,706
Machinery and equipment                      4,212,666             4,111,687
Deferred plant design costs                 12,219,157            12,143,886
                                        ---------------        ---------------
                                            17,003,089            16,709,279
Accumulated depreciation                   (1,613,256)           (1,391,798)
                                        ---------------        ---------------
                                          $ 15,389,833           $15,317,481
                                        ===============        ===============

At December 31, 2001, property, plant and equipment included approximately $12.2 million of costs related to the development and pre-construction design of our first reprocessing facility, which is anticipated to be built in Wellsville, Ohio. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the completion of the facility is dependent upon completion of plant financing and other items such as weather, labor conditions, and contractor performance.

Depreciation expense was $221,458 and $168,510 for the three months ended December 31, 2001 and 2000, respectively.

3.     ACQUISITIONS

In April 2001, the Company exercised its option to acquire 50% interest in SES of Texas. Since the Company does not exercise control of this company, our investment is accounted for using the equity method of accounting. The initial investment in SES of Texas was recorded by adjusting the original purchase price allocation for the acquisition of SES, and reducing the goodwill recorded by $694,447.


4.     SHORT-TERM AND LONG-TERM INDEBTEDNESS


Short-Term Debt

Our short-term debt at December 31, 2001 consisted of the following:

$3,000,000 bridge loan dated February 20, 2001, bearing interest
  at 12%, net of unamortized discount of $0                                                         $3,000,000

$1,830,000 bridge loan dated April to July 2001, bearing interest
  at 12%, net of unamortized discount of $0                                                           1,830,000

$3,000,000  convertible  bridge loan dated September 2001,  bearing  interest at
  12%, net of unamortized discount of $0                                                              3,000,000

$500,000 bridge loan dated September 2001, bearing interest at
  12%, net of unamortized discount of $0                                                                500,000

$75,000 line of credit                                                                                   35,087
                                                                                                    -------------
                                                                                                     $8,365,087
                                                                                                    =============

On February 20, 2001, we issued to lenders promissory notes in the aggregate principal amount of $3 million at an interest rate equal to 10% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a first priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. In connection with these notes, we incurred $600,480 of discount on note costs related to warrants issued to the placement agents and noteholders. On June 30, 2001, the note term was extended and we incurred an additional $180,000 of discount on note costs related to warrants issued to the noteholders. On September 30, 2001, the note term was further extended and we incurred an additional $112,408 of discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the term of the notes and charged to interest expense. Additionally, on June 30, 2001, the interest rate was increased to 12% per annum retroactive to the origination date of the promissory notes. The notes matured on February 8, 2002; however, we are in negotiations with the lenders to further extend the maturity of these notes. To date, no lenders under these notes have declared the notes to be due and payable or have exercised their remedies thereunder.

In April, May, June, and July 2001, we issued to lenders promissory notes in the aggregate principal amount of $1,830,000 at an interest rate equal to 10% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a second priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. In connection with the delivery of these notes, we incurred $351,991 of discount on note costs related to warrants issued to noteholders. On September 1, 2001, the note term was extended and we incurred an additional $31,612 of discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the term of the notes and charged to interest expense. Additionally, on September 1, 2001, the interest rate was increased to 12% per annum retroactive to the origination date of the promissory notes. The notes matured on February 8, 2002; however, we are in negotiations with the lenders to further extend the maturity of these notes. To date, no lenders under these notes have declared the notes to be due and payable or have exercised their remedies thereunder.

In September 2001, we issued to lenders convertible promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a third priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. If we consummate an equity financing for our facility to be built in Wellsville, Ohio prior to maturity of these notes, the notes automatically convert into the securities issued in connection the Wellsville project financing at a conversion rate equal to purchase price paid by investors for such securities. In connection with these notes, we incurred $940,197 of discount on note costs related to common stock issued to noteholders. These costs are being amortized over the term of the notes and charged to interest expense. The notes matured, however, we are in negotiations with the lenders to further extend the maturity of these notes. To date, no lenders under these notes have declared the notes to be due and payable or have exercised their remedies thereunder.


In September 2001, we issued to a lender a promissory note in the principal amount of $500,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. This loan is secured by a fourth priority security interest in all the assets of Probex, other than its intellectual property and capital stock of PFR. In connection with this note, we incurred $83,148 of discount on note costs related to warrants issued to the noteholder. These costs are being amortized over the term of the note and charged to interest expense. The notes matured on February 8, 2002; however, we are in negotiations with the lenders to further extend the maturity of these notes. To date, no lenders under these notes have declared the notes to be due and payable or have exercised their remedies thereunder.

At December 31, 2001, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $35,087 was outstanding. The interest rate at the close of business on December 31, 2001 was 6.5%.

                  Long-Term Debt

Our long-term debt consists of the following:

                                                             December 31, 2001    September 30, 2001

7% Senior Secured Convertible Notes                           $ 12,500,000         $ 12,500,000
8% Acquisition note                                              1,262,423            1,262,423
Less current portion                                             (279,496)            (279,496)
                                                             --------------       ---------------
                                                              $ 13,482,927         $ 13,482,927
                                                             ==============       ===============


On May 1, 2000, in conjunction with the acquisition of substantially all of the assets of Petroleum Products Inc. (PPI), we issued a promissory note to the seller. We have agreed to pay the seller the principal sum of $1,500,000 together with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note is due and payable in semi-annual installments of $150,000, plus interest amortized, from 2001 to 2005. On January 2, 2001, we paid the first of these semi-annual installments, and we paid the second installment on September 10, 2001.

On November 29, 2000, we closed a private placement of $12.5 million aggregate principal amount of 7% senior secured convertible notes. The notes bear interest payable semiannually, commencing on January 1, 2001, with the principal amount due on November 28, 2004. The notes were issued by our collection subsidiary PFR, are secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. The conversion price of these notes into common stock is $1.40 per share. In accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an additional interest expense of approximately $3.125 million in the first quarter of fiscal year 2001.

In connection with these notes, we incurred $2,076,423 of deferred financing costs, including $1,218,357 related to warrants issued to underwriters. These costs are being amortized over the term of the notes.

In October 2001, as a result of our inability to secure commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing these notes. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. One noteholder who holds a note in the aggregate principal amount of $1 million, however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31, 2001; however, we are continuing to negotiate a resolution to this matter with the noteholder.

5.     STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 100,000,000 shares of our common stock, $0.001 par value per share, of which 31,704,784 shares were issued and outstanding at December 31, 2001.

On February 1, 2000, we filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. On February 3, 2000, our common stock began trading on the American Stock Exchange under the symbol "PRB".

We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 550,000 shares are designated as Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock. As of December 31, 2001, 532,500 shares of Series A Preferred Stock were issued and outstanding.

ISSUANCES OF COMMON STOCK

Series A 10% Cumulative Convertible Preferred Stock Dividends

On November 1, 2001 the Company issued 178,962 shares of our common stock at $1.50 per share to holders of Series A Preferred Stock in lieu of cash dividends.

Private Placements:

On December 21, 2001, we entered into a stock purchase agreement with an outside investor for the aggregate purchase of $1,000,000 of common stock at the average closing price for the ten days preceding the closing date. The purchased shares are subject to a provision that will increase the number of shares purchased to adjust the purchase price per share to equal any sales of common stock or securities convertible into common stock at a lower price per share during a 24-month period following closing. The closing date was contingent upon obtaining project financing and certain other condition; however, the investor exercised its option to accelerate its purchase of common stock in December 2001. As consideration for the exercise of this option to accelerate, we issued an additional 500,000 shares of common stock to the investor, which are not subject to the adjustment provision described above.

On November 11, 2001, stock options to purchase our common stock, expiring June 30, 2009, were exercised at a price of $0.50 per share resulting in the issuance of an aggregate of 12,500 shares of our common stock. On November 30, 2001, stock options to purchase our common stock, expiring June 30, 2009, were exercised at a price of $0.50 per share in a cashless exercise transaction resulting in the issuance of an aggregate of 7,560 shares of our common stock.

Common stock issued to holders of Series A Preferred Stock for dividends in lieu of cash:

On November 1, 2001, we issued 178,962 shares of our common stock to holders of our Series A Preferred Stock as dividends for the six-month period ended October 31, 2001.

Common stock issued to lenders for interest in lieu of cash:

In October, November, and December 2001, we issued 973,125 shares of our common stock to holders of our bridge notes as consideration for the extension of the maturity date of such notes.

On December 31, 2001, we issued an aggregate of 178,569 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 for extensions of registration rights obligations of the Company to the end of the following calendar quarter.

Treasury Stock

On November 30, 2001, we received 4,500 shares of our common stock at market price, totaling $3,780, in a cashless exercise of a stock option to purchase our common stock.

WARRANTS TO PURCHASE OUR COMMON STOCK

At December 31, 2001, there were warrants for the purchase of 10,449,253 common shares at an average price of $1.47 per share. There were no grants or exercises of warrants during the quarter ended December 31, 2001.

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


The following table summarizes activity related to options:

                                         Number of Shares      Weighted Avg.
Balance at September 30, 2001                6,260,334            $1.5483
    Granted                                     36,000             0.8400
    Exercised                                   20,060             0.5000
    Forfeited                                   54,440             1.6746
                                           ------------------------------
Balance at December 31, 2001                 6,221,834            $1.5421
                                           ==============================

All options issued to employees during the three months ended December 31, 2001 were issued with exercise prices equal to or greater than fair market value.

6.     COMMITMENTS AND CONTINGENCIES

In June 1999, we secured and currently hold an option from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, to purchase a 22-acre site for our first domestic facility. Additionally, the site and other surrounding property will be improved by the construction of an adjacent highway interchange primarily using Federal Funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2003. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price. To date, we have paid $581,167 for this option to purchase and such payments will be credited towards the purchase price.

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

We have formed strategic alliances with Bechtel Corporation (Bechtel) and Environmental Resources Management (ERM). We are currently negotiating an engineering, procurement and construction agreement with Bechtel for Wellsville. ERM is providing permitting and environmental management services for the Company. Both are direct or indirect investors in Probex. We are also finalizing an agreement with an AAA-rated international insurance company for a facility that provides technology and market risk coverage to the senior project lenders for our planned Wellsville facility. In addition, we may from time to time develop further strategic relationships that we believe will contribute materially to the rapid implementation of our technology, on both a domestic and international basis.

In conjunction with the commercialization of our ProTerra technology, we have formed a wholly owned subsidiary, Probex Fluids Recovery, Inc. (PFR). Our goal is to have PFR's collection operations supply our plants with substantially all of the necessary collected spent lubricating oil feedstock. We intend to further increase our market share of the spent lubricants collection business through growth in street collections, expansion of national accounts and acquisitions of established spent lubricating oil collectors. However, there can be no assurances that we will be able to complete any further expansion or acquisitions. Until our reprocessing plants come on line, the spent lubricants collected by PFR will continue to be sold into the fuel markets, providing cash flow to us and helping to offset overhead expenses incurred in commercialization of the ProTerra process.

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

The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, Texas 75240. Our internet site can be accessed at www.probex.com (the contents of our web site are not intended to constitute part of this report). The Company's fiscal year end is September 30. As of December 31, 2001, we had a total of 113 employees, of which 64 were in operations, 10 were in sales and marketing, 5 were in research and development and 34 were in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

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

As noted earlier, we are currently negotiating an EPC agreement with a global engineering/construction firm. This EPC agreement will include provisions encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments. Because these negotiations are not yet completed, we cannot assure you that we will consummate this EPC agreement.


We plan to operate this initial plant facility ourselves and utilize contracts for repair and maintenance. We envision that the maintenance contractor would be responsible for maintenance of the entire facility, including battery limit plant operations, material transfers and storage (scheduled and unscheduled). We will secure the necessary feedstock, operate the facility and market the products.

We are in negotiations with various potential lenders to provide the financing for Wellsville. Altogether, we are seeking to raise approximately $140 million through a combination of debt and equity financing for the project. Of the $140 million, approximately $125 million will be used for the Wellsville facility, and the remainder will be used for general corporate purposes and to provide sufficient working capital until operational start-up of the Wellsville facility. With regard to the technology and market risk coverage for the senior project lenders, we are negotiating an agreement with an AAA-rated international insurance company to provide a risk coverage facility. That agreement is expected to be integrated with cost and schedule guarantees included in the proposed EPC agreement. Finally, we have secured multi-year executed product sales contracts necessary to provide the revenue streams to support our projected plant debt service requirements. While we believe that we will be successful in completing these agreements and obtaining project financing, there can be no assurance that the EPC contract and risk coverage facility will be completed or that project financing will be obtained.



Financial Analysis of the Three  Months Ended December 31, 2001 and 2000

Operating Revenue. Total operating revenue for the three months ended December 31, 2001 was $3,430,908 as compared to $3,602,800 for the three months ended December 31, 2000. Revenue collected in the periods was primarily the result of sales to burner fuel markets by our spent oil collection subsidiary and, to a much lesser extent, the result of collection fees charge to the spent oil generators for picking up their spent lubricating oil. The 4.8% decline in revenue for the period, compared with the same period a year ago, was primarily due to lower sales prices for our product. Sales prices were 9.3% lower because of significantly warmer than normal weather during the quarter. This warmer weather reduced demand for our burner fuel product, as well as for competing fuels. Demand for burner fuels was also lower because of reduced industrial activity resulting from the weakened economy. In addition, to a much lesser extent the lower demand negatively impacted our spent lubricating oils collection business by creating a competitive environment that made it more difficult for us to charge for our collection services.

Cost of Sales. Total cost of sales for the three months ended December 31, 2001 was $2,152,799 as compared to $1,802,261 for the three months ended December 31, 2000. The 19.4 % increase in Cost of Sales is the result of both increased sales of approximately 4.5% more gallons of spent lubricating oil and average collection costs per gallon increasing approximately 20.0%.

Operating Expense. Total operating expense for the three months ended December 31, 2001 was $1,558,294 as compared to $1,080,476 for the three months ended December 31, 2000. Approximately $90,000 of bad debt expense was incurred in the first quarter of fiscal 2002 to increase the Company's provision for doubtful accounts. The balance of the increase in operating expenses is result of replacement and expansion of spent lubricating oil collection infrastructure that was put into place after the purchase of SES from the Pennzoil-Quaker State Company.

Research and Development. Total research and development expense for the three months ended December 31, 2001 was $466,142 as compared to $865,502 for the three months ended December 31, 2000. The decrease in research and development costs for the first quarter of fiscal 2002 versus the first quarter of fiscal 2001 is because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra(TM). As result, the Company decreased consulting expense by $210,000, decreased wages by $104,000, decreased travel by $53,000, and decreased laboratory analysis and supplies by $42,000.

Selling, General and Administration. Total selling, general and administration expense for the three months ended December 31, 2001 was $1,325,741 as compared to $1,713,192 for the three months ended December 31, 2000. The decrease in selling, general and administration costs for the first quarter of fiscal 2002 versus the first quarter of fiscal 2001 is because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra(TM). As result, the Company was able to implement cost cutting initiatives which decreased travel expense by $100,000, decreased legal expense by $100,000, decreased public relations expense by $97,000, reduced headcount by 32% and decreased employee stock compensation expense by $88,000.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended December 31, 2001 was $227,954 as compared to $289,320 for the three months ended December 31, 2000. The decrease in depreciation and amortization expense is result of the Company adopting Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The first quarter of fiscal 2002 has $0 for goodwill amortization versus the $117,000 amortized for the first quarter of fiscal 2001. This goodwill related reduction in depreciation and amortization is offset by approximately $55,000 more depreciation due to the Company's increase in fixed assets.

Interest - Net. Total interest - net expense for the three months ended December 31, 2001 was $2,017,686 as compared to ($4,140,887) for the three months ended December 31, 2000. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of approximately $1.7 million related to corporate financing activities for the three months ended December 31, 2001 versus approximately $3.8 million related to corporate financing activities for the three months ended December 31, 2000.

Liquidity and Capital Resources.

We anticipate that approximately $7 million of additional capital will be required to sustain our operations for fiscal year 2002. If we do not receive the necessary capital to sustain our operations, we may be forced to sell assets or take other measures, which could have material adverse effects on our business prospects.

We are highly leveraged. At December 31, 2001, our current liabilities exceeded current assets by $17,349,390, and our stockholders' deficit was $(1,928,838). Our existence and plans for commercializing our patented technology for reprocessing spent lubricating oil are dependent upon our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity.

We are seeking to raise approximately $140 million of project financing through a combination of debt and equity. Of the $140 million, approximately $125 million will be used for the Wellsville facility, and the remainder will be used for general corporate purposes and to provide sufficient working capital until operational start-up of the Wellsville facility.

Our debt is secured by all of our assets, other than our intellectual property. We have $8.33 million aggregate principal amount of short term and convertible debt that initially matured at December 31, 2001. We have extended the maturity of $3 million of these obligations until June 30, 2002. We extended the maturity of the remainder of our short term debt maturing on December 31, 2001 until February 8, 2002, and we are in negotiations to further extend the maturity of these obligations. To date, no lenders have declared these obligations to be due and payable or have exercised their remedies thereunder. If we are unsuccessful in extending the maturity of our obligations that have matured, we will require immediate additional capital to repay this debt or risk foreclosure on our assets securing such obligations.

In October 2001, as a result of our inability to secure commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing PFR's 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. One noteholder who holds a note in the aggregate principal amount of $1 million; however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31,2001; however, we are continuing to negotiate a resolution to this matter with the noteholder.

In order to continue with our business plan of commercializing our ProTerra technology, we will require significant additional capital in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio. The remaining amount will be used for working capital and general corporate purposes, and by PFR for growth in street collections, expansion of national accounts and acquisitions of additional collection companies. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR, which we believe will continue to generate positive cash flow in fiscal 2002 to offset a portion of our working capital requirements. However, there can be no assurance that additional financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional funding in the near term would have a material adverse affect on our business, results of operations and financial condition.

PART II

OTHER INFORMATION



Item 1.     Legal Proceedings
--------------------------------------------------------------------------------

None

--------------------------------------------------------------------------------
Item 2.       Changes in Securities and Use of Proceeds

         During the three months ended June 30, 2001, we issued the securities listed below:

In October, we:

- issued 10,669 shares of our common stock to lenders as consideration for the extension of the maturity date of a short-term loan made to us. These shares were issued at a value per share equal to $1.53.

- issued 428,509 shares of our common stock to lenders as consideration for the extension of the maturity dates of short terms loans made to us. These shares were issued at a value per share ranging from $0.837 to $0.848.

In November, we:

- declared and paid a dividend on our Series A 10% Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), in the form of shares of our common stock. Pursuant to the terms of the Series A Preferred Stock, dividends are payable, at our option, in shares of common stock at a deemed value of $1.50 per share. The dividend payment on the Series A Preferred Stock was approximately $268,443, resulting in the issuance of an aggregate of 178,962 shares of common stock.

- issued 20,060 shares of our common stock upon the exercise of stock options at the election of the holders. The exercise price of these stock options was $0.50 per share.

- issued 385,899 shares of our common stock to lenders as consideration for the extension of the maturity dates of certain short-term loans made to us. These shares were issued at a value per share ranging from $0.918 to $0.953.

In December, we:

- issued 148,018 shares of our common stock to lenders as consideration for the extension of the maturity dates of certain short-term loans made to us. These shares were issued at a value per share ranging from $0.745 to $0.765.

- issued 178,569 shares of our common stock to holders of Probex Fluid Recovery, Inc.'s 7% Senior Secured Convertible Notes due November 2004, pursuant to the First Amendment to Note Purchase Agreement. This amendment provides for the issuance of our common stock as consideration for the extension of certain registration rights granted under that certain Note Purchase Agreement, dated as of November 29, 2000, on a quarterly basis.

- issued 1,342,282 shares of our common stock to one purchaser pursuant to that certain Stock Purchase Agreement, dated as of December 21, 2001, by and between the Company and the purchaser. As consideration for the shares, we received gross proceeds of $1 million, or $0.745 per share. In addition, we issued the purchaser an additional 500,000 shares of our common stock as a result of the purchaser's election to accelerate the closing of the purchase pursuant to the terms of the Stock Purchase Agreement. The proceeds were used for working capital purposes.

- granted options to purchase an aggregate of 36,000 shares of our common stock to certain of our directors, executive officers and employees under our 1999 Omnibus Stock and Incentive Plan, as amended.

With respect to the issuance of options to purchase our common stock, we relied on Section 2(a)(3) of the Securities Act of 1933 as a basis for an exemption from registration of the securities issued, as the options were not an event of sale. With respect to the issuance of the shares of common stock pursuant to the Stock Purchase Agreement, we relied on Regulation D promulgated under Securities Act of 1933. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933 as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.

Item 3.       Maturity of Short-Term Notes and Defaults Upon Senior Securities
--------------------------------------------------------------------------------

         On February 8, 2002, $8.33 million aggregate principal amount of our short-term obligations matured. We are currently in negotiations with the lenders to further extend the maturity date of these obligations. To date, no lenders have declared these obligations due and payable or have exercised their remedies thereunder. If we are unsuccessful in extending the maturity date of our obligations that have matured, we will require immediate additional capital to repay this debt or risk foreclosure on our assets securing such obligations.

         As previously disclosed in our Form 10-KSB/A for the year ended September 30, 2001, an event of default occurred under the Note Purchase Agreement governing Probex Fluids Recovery, Inc.'s 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default. One noteholder who holds a note in the aggregate principal amount of $1 million, however, has made claims that such event of default and other events of default have occurred and are continuing. We currently believe that such noteholder's claims are without merit and intend to defend any action sought by such noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31,2001; however, we are continuing to negotiate a resolution to this matter with the noteholder.

Item 4.       Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

None

Item 5.       Other Information
--------------------------------------------------------------------------------

For information relating to certain other transactions by us, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in
Item 2 of Part I of this Quarterly Report on Form 10-QSB.

Item 6.       Exhibits
--------------------------------------------------------------------------------

a)       EXHIBITS

Exhibit No.                         Description
-----------                         -----------

10.31    -     Stock  Purchase  Agreement  dated as of December 21, 2001, by and between the Registrant and General Conference Corporation of Seventh-day Adventists pursuant to which General Conference
               Corporation of Seventh-day Adventists purchased 1,342,282 shares, subject to upward adjustments, of the Registrant's common stock at $0.745 per share.

10.32    -     Stock  Purchase  Agreement  dated as of January 15, 2002,  by and among the Registrant and accounts of Zesiger Capital Group, LLC pursuant to which such accounts purchased 288,000 shares, subject to upward adjustments, of the Registrant's common stock at $0.877 per share.


b)       REPORTS ON FORM 8-K

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROBEX CORP.
                                        (Registrant)



Date:    February 14, 2002              By: /s/ Charles M. Rampacek
                                           ------------------------------------
                                           Charles M. Rampacek, President and
                                           Chief Executive Officer



Date:    February 14, 2002              By: /s/ Bruce A. Hall
                                           ------------------------------------
                                           Bruce A. Hall, Senior Vice President
                                           and Chief Financial Officer



Date:    February 14, 2002              By: /s/ John N. Brobjorg
                                           ------------------------------------
                                           John N. Brobjorg, Vice President and
                                           Corporate Controller

                                 EXHIBIT INDEX




Exhibit No.                         Description
-----------                         -----------

10.31    -     Stock  Purchase  Agreement  dated as of December 21, 2001, by and between the Registrant and General Conference Corporation of Seventh-day Adventists pursuant to which General Conference
               Corporation of Seventh-day Adventists purchased 1,342,282 shares, subject to upward adjustments, of the Registrant's common stock at $0.745 per share.

10.32    -     Stock  Purchase  Agreement  dated as of January 15, 2002,  by and among the Registrant and accounts of Zesiger Capital Group, LLC pursuant to which such accounts purchased 288,000 shares, subject to upward adjustments, of the Registrant's common stock at $0.877 per share.