Form 10QSB
period 2002-03-31
PROBEX CORP
filed 2002-05-15
CIK 845880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

      For Quarter Ended March 31, 2002      Commission File No. 001-15567

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


       Registrant's Telephone Number, Including Area Code: (972) 788-4772
                                                          ---------------

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

                                            YES  X    NO
                                               ------    ------

As of May 8, 2002, there were 34, 884, 690 shares of common stock, $0.001 par value per share, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES      NO  X
   -----   ------

                                  PROBEX CORP.
                                 March 31, 2002
                                      INDEX



                                                                                                       Page No.

   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets (unaudited) as of March 31, 2002 and September 30, 2001.................................................................1

                  Consolidated  Condensed  Statements of Operations  (unaudited)
                  for  the  Three  and Six  Months  Ended  March  31,  2002  and
                  2001...................................................................................2

                  Consolidated Condensed Statement of Stockholders' Equity (Deficit)
                  (unaudited) for the Six Months Ended March 31, 2002....................................3

                  Consolidated Condensed Statements of Cash Flows (unaudited) for the Six
                  Months Ended March 31, 2002 and 2001...................................................4

                  Notes to Consolidated Condensed Financial Statements (unaudited).......................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................18

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.....................................................................27

         Item 2.  Changes in Securities and Use of Proceeds.............................................27

         Item 3.  Defaults Upon Senior Securities.......................................................28

         Item 4.  Submission of Matters to a Vote of Security Holders...................................29

         Item 5.  Other Information.....................................................................29

         Item 6.  Exhibits and Reports on Form 8-K......................................................29


SIGNATURES..............................................................................................31



                                                     PART I
                                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                      PROBEX CORP.
                                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      (unaudited)

                                                                                          March 31,          September 30,
                                                                                            2002                 2001

ASSETS
Cash and cash equivalents                                                                 $     515,885    $     586,173
Accounts receivable                                                                           1,453,162        2,714,505
Inventories                                                                                     511,506          614,374
Prepaid and other current assets                                                                471,269          370,249
                                                                              -------------------------------------------
Total current assets                                                                          2,951,822        4,285,301

Property, plant and equipment - net                                                          15,247,473       15,317,481
Goodwill - net                                                                                5,808,841        5,808,841
Patents - net                                                                                   388,702          419,861
Investments in affiliate - at equity                                                            671,274          719,704
Deferred debt offering costs - net                                                            1,420,294        1,677,099
Deferred offering costs                                                                       5,793,177        3,215,524
Other assets                                                                                    366,330          357,930
                                                                              -------------------------------------------
TOTAL ASSETS                                                                            $    32,647,913   $   31,801,741
                                                                              ===========================================
LIABILITIES
Accounts payable                                                                         $    1,237,506   $    1,048,024
Accrued expenses                                                                              3,189,512        2,443,055
Deferred plant design costs                                                                   8,456,397        6,454,197
Current maturities of capital lease obligations                                                 161,095          186,531
Short-term debt - net of note discount                                                        9,349,579        7,370,264
Current maturities of long-tem debt                                                             283,223          279,496
Deferred Revenue                                                                                497,000                -
                                                                              -------------------------------------------
Total current liabilities                                                                    23,174,312       17,781,567

Capital lease obligations, long-term                                                            132,181          158,727
Long-term debt                                                                               13,433,531       13,482,927
                                                                              -------------------------------------------
TOTAL LIABILITIES                                                                            36,740,024       31,423,221


COMMITMENTS AND CONTINGENCIES                                                                         -                -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 authorized:
   Series  A  10%  Cumulative   Convertible   Preferred  Stock,  550,000  shares
authorized:
     Issued - 532,500 at Mar. 31, 2002 and at Sep. 30, 2001                                         533              533
     Subscribed - None at Mar. 31, 2001 and at Sep. 30, 2001                                          -                -
Common Stock, $0.001 par value, 100,000,000 shares authorized:
   Issued - 35,110,071 at Mar. 31, 2002 and 30,680,685 at Sep. 30, 2001                          35,111           30,681
   Subscribed - None at Mar. 31, 2002 and at Sep. 30, 2001                                            -                -
Additional Paid In Capital                                                                   36,148,423       32,722,140
Deferred stock compensation expense                                                           (313,326)        (547,516)
Accumulated Deficit                                                                        (39,698,445)     (31,648,358)
Less:  Treasury Stock  (common:  265,381 shares at Mar. 31, 2002
And 167,011 shares at Sep. 30, 2001) at cost                                                  (264,407)        (178,960)
                                                                              -------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                        (4,092,111)          378,520
                                                                              -------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $    32,647,913   $   31,801,741
                                                                              ===========================================


           See Notes to Consolidated Condensed Financial Statements


                                                     PROBEX CORP.
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                     (unaudited)

                                                    Three Months Ended                      Six Months Ended
                                                         March 31                               March 31
                                                2002                   2001              2002              2001
                                      -----------------------------------------------------------------------------


REVENUES                                    $ 2,452,630         $  4,077,374         $ 5,883,538        $ 7,680,174
COST OF SALES                                 1,759,137            2,635,940           3,911,936          4,179,938
                                      -----------------------------------------------------------------------------
GROSS PROFIT                                    693,493            1,441,434           1,971,602          3,500,236

EXPENSES:
Operating                                     1,760,111            1,111,595           3,318,405          2,450,334
Research and development                        330,428              866,458             796,570          1,731,960
Selling, general and administrative             948,281            1,876,142           2,274,022          3,589,334
Depreciation and amortization                   249,756              304,279             477,710            593,599
                                      -----------------------------------------------------------------------------
TOTAL EXPENSES                                3,288,576            4,158,474           6,866,707          8,365,227
                                      -----------------------------------------------------------------------------

OPERATING LOSS                              (2,595,083)          (2,717,040)         (4,895,105)        (4,864,991)


Interest - net                                (824,161)            (586,877)         (2,841,847)        (4,727,764)
Other - net                                     (1,876)                    -               (230)            (1,821)
Equity in net loss of affiliate                (24,124)                    -            (48,430)                  -
                                      -----------------------------------------------------------------------------
NET LOSS BEFORE INCOME TAX                  (3,445,244)          (3,303,917)         (7,785,612)        (9,594,576)


Provision for federal income tax                      -             (13,000)                   -           (13,000)
                                      -----------------------------------------------------------------------------
NET LOSS                                  $ (3,445,244)         $(3,316,917)       $ (7,785,612)      $ (9,607,576)

                                      =============================================================================
NET LOSS PER SHARE                        $      (0.10)         $     (0.13)       $      (0.24)      $      (0.37)
                                      =============================================================================










         See Notes to Consolidated Condensed Financial Statements



                                           PROBEX CORP.
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                        Preferred Stock     Common Stock     Additional   Deferred                                        Total
                        ----------------------------------
                        Shares            Shares              Paid In       Stock    Accumulated     Treasury Stock   Stockholders'
                                                                                                     --------------
                        Issued   Amount   Issued     Amount   Capital      Expense    Deficit       Shares   Amount      Equity
                                                                                                                       (Deficit)
                         -----------------------------------------------------------------------------------------------------------

BALANCE AT
SEPTEMBER 30, 2001       $532,500  $533  30,680,685 $ 30,681  $32,722,140 $(547,516) $(31,648,358) (167,011) $(178,960) $   378,520
 Issued from private
  stock sale                              2,307,951    2,309    1,220,268                                                 1,222,577
 Issued from exercise of
  Stock Options                             183,394      183       91,514                           (98,370)   (85,447)       6,250
 Issued for consulting
  services                                  154,258      154      119,928                                                   120,082
 Preferred Stock dividend
  accrual                                                                                (264,475)                         (264,475)
 Preferred Stock dividend
  paid out in Common Stock                  178,962      179      268,259                                                   268,438
 Debenture note interest
  paid out in Common Stock                  711,289      712      579,344                                                   580,056
 Bridge note interest paid
  out in Common Stock                       893,532      893      598,358                                                   599,251
 Warrants granted to
  Discounts related to
  warrants attached to
  bridge loans                                                    613,457                                                   613,457
 Amortization related to
  employee stock options                                                    169,345                                         169,345
 Deferred Stock Expense
  adjustment from
  terminated Employees                                            (64,845)   64,845                                             -
 Net loss                                                                              (7,785,612)                       (7,785,612)
                         -----------------------------------------------------------------------------------------------------------
BALANCE AT
 MARCH 31, 2002          $532,500  $533  35,110,071 $ 35,111  $36,148,423 $(313,326) $(39,698,445) (265,381) $(264,407) $(4,092,111)
                         ===========================================================================================================












            See Notes to Consolidated Condensed Financial Statements

                                  PROBEX CORP.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        Six Months Ended March 31,
                                                           2002           2001
                                                     --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $ (7,785,612)  $ (9,607,576)
Adjustments:
   Depreciation and amortization                             477,710        593,599
   Provision for doubtful accounts                           209,199              -
   Equity in loss of affiliate                                48,430              -
   Stock option compensation                                 169,345        342,295
   Stock issued for consulting services                      124,356         58,953
   Stock issued for employee compensation                          -          1,042
   Stock issued for interest expense                         757,956              -
   Interest expense related to 7% convertible notes                -      3,176,383
   Amortization of discount on notes                       1,096,363              -
   Amortization of deferred financing costs                  268,805      1,052,681
   Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable           1,052,144       (380,027)
      (Increase) decrease in inventories                     102,868        (99,152)
      (Increase) decrease in prepaid and other              (101,020)       (37,033)
      (Increase) decrease in other assets                     (8,400)        27,416
      Increase (decrease) in accounts payable                185,208       (409,753)
      Increase (decrease) in accrued expenses              1,219,915        492,066
      Increase (decrease) in deferred revenue                497,000              -
                                                     --------------------------------
NET CASH USED BY OPERATING ACTIVITIES                     (1,685,733)    (4,789,106)

CASH FLOWS USED BY INVESTING ACTIVITIES
Purchase of property, plant and equipment                   (341,339)    (4,651,349)
Cost of patents                                                    -       (156,150)
                                                     --------------------------------
NET CASH USED BY INVESTING ACTIVITIES                       (341,339)    (4,807,499)

                          CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payment on capital lease obligation                (94,285)       (51,258)
Proceeds from short-term borrowings                        1,500,000      4,550,000
Principal payment on short-term borrowings                    (3,591)    (7,247,865)
Proceeds from long-term borrowings                                 -     12,500,000
Principal payment on long-term borrowings                    (45,669)       (74,585)
Deferred financing costs                                    (628,498)    (1,521,128)
Proceeds from sale of common stock and exercise of
 options                                                   1,228,827      1,832,091
                                                     --------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,956,784      9,987,255

NET INCREASE IN CASH                                         (70,288)       390,650
CASH AT BEGINNING OF PERIOD                                  586,173        434,812
                                                     --------------------------------
CASH AT END OF PERIOD                                      $  515,885     $  825,462
                                                     ================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                  $    6,478     $  237,054
Non-cash investing and financing activities:
   Deferred plant design costs                                500,238      2,269,357
   Deferred financing costs                                 1,507,665              -
   Capital lease obligations incurred for purchase of
    equipment                                                  38,650        254,387
   Conversion of debt and accrued interest to equity                -      1,538,333
   Warrants issued to underwriters                                  -      1,347,357

   Discounts on bridge notes payable                          613,457      1,296,480




            See Notes to Consolidated Condensed Financial Statements

                                  PROBEX CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

NATURE OF BUSINESS
Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refers to Probex Corp. and its subsidiaries.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We are engaged in the commercialization of our proprietary, patented technology, ProTerra(R). The primary application of ProTerra is for the production of high quality lubricating base oils and associated products from collected spent lubricating oils. In addition to our commercialization efforts, we operate a wholly owned spent oil collection subsidiary, Probex Fluids Recovery, Inc.
(PFR). While our primary business will be the production of high quality lubricating base oils and associated products from collected spent lubricating oils, our current revenues are solely derived from our spent oil collection and sales in the United States.

We incurred a net loss of $7,785,612 and $16,475,291 and used cash in operations of $1,715,733 and $9,376,302 for the six months ended March 31, 2002 and the year ended September 30, 2001, respectively. In addition, we are highly leveraged. At March 31, 2002, our current liabilities exceeded current assets by $20,222,490, and our stockholders' deficit was $4,092,111. Our existence and plans for commercializing our patented technology for reprocessing spent lubricating oil are dependent upon our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity.

We have funded our operations and research and development projects during the six months ended March 31, 2002 and in fiscal year 2001 in part by selling equity and conducting interim financings. During the six months ended March 31, 2002, we raised $1,228,827 from the sale of common stock (net of offering cost) and exercise of stock options, and $1,500,000 of proceeds from short-term debt. During the fiscal year ended September 30, 2001, we raised $2,040,863 from the sale of common stock (net of offering costs), $12,500,000 from the issuance of convertible debenture notes, and $9,880,000 of proceeds from short term debt. In addition, we made payments of $49,260 and $7,464,668 on existing debt during the six months ended March 31, 2002 and the year ended September 30, 2001, respectively.

We anticipate approximately $3,000,000 of additional capital will be required to sustain our operations for fiscal year 2002. Additionally, on February 8, 2002, $8.33 million aggregate principal amount of our short-term obligations matured (See Note 4). The maturity of these obligations were subsequently extended until February 28, 2003. If we do not receive the necessary capital to sustain our operations for fiscal year 2002, we may be unable to continue as a going concern. However, management believes the Company will successfully complete its plan to raise additional capital in 2002 and that funds will be available to meet the Company's obligations for at least the next 12 months.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and reclassification of assets or reclassification of liabilities that may result from the inability of the Company to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Probex Corp. and its wholly owned subsidiary, Probex Fluids Recovery, Inc.
(PFR). Significant intercompany transactions and balances have been eliminated in consolidation.

INVESTMENT IN AFFILIATE

The Company's 50% investment in its affiliate is stated at cost, adjusted for equity in undistributed earnings since its acquisition.

ACCOUNTING ESTIMATES

When preparing financial statements in conformity with generally accepted accounting principles, management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

GOODWILL

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives, will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. There has been no amortization of goodwill since this accounting change, thus accumulated amortization of goodwill still remains at $529,408. The impact on operations is as follows:


                                                          Three Months Ended                     Six Months Ended
                                                 March 31, 2002       March 31, 2001     March 31, 2002      March 31, 2001
                                               -------------------- ------------------- ------------------ -------------------

Reported net loss                              $  (3,445,244)       $(3,316,917)        $(7,785,612)       $(9,607,576)
Goodwill Amortization                                     --            117,213                  --            234,420
                                               -------------------- -------------       -----------------  -------------
Adjusted net loss                              $  (3,445,244)       $(3,199,704)        $(7,785,612)       $(9,373,156)
                                               ==============       ============        ============       ============

Reported net loss per share                    $  (     0.10)       $  (   0.13)        $  (   0.24)     $  (     0.37)
Goodwill Amortization per share                          --                0.01                  --                0.01
Adjusted net loss per share                    $  (     0.10)       $  (   0.12)        $  (   0.24)     $  (     0.36)

There is no equity goodwill



PATENTS

Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $34,308 at March 31, 2002.

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

A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or future deductibility is uncertain. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been realized in the financial statements or tax returns.

We have incurred net operating losses for federal income tax purposes and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non-current deferred tax assets have been fully reserved at March 31, 2002 and September 30, 2001.

STOCK COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant and certain other plan conditions are met, no compensation expense is recognized.

We account for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, we measure the cost of such awards based on the fair market value of the options using the Black-Scholes method option-pricing model.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value at March 31, 2002.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of these Consolidated Financial Statements, we had no components of Other Comprehensive Income as defined by Statement of Financial Accounting Standards No. 130.


LOSS PER COMMON SHARE

Basic loss per share is computed only on the weighted average number of shares of common stock outstanding during the respective periods.

The effect of stock options, warrants, and convertible securities that aggregated 31,524,573 and 27,139,579 shares as of March 31, 2002 and 2001, respectively, would be anti-dilutive due to our losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted loss per share for the respective periods.

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                                      Three month period ended Mar. 39,          Six month period ended Mar. 31,
                                                         2002                  2001                 2002                 2001
                                                 -------------------- -------------------   --------------------- ------------------

Loss                                                $ 3,445,244          $ 3,316,917             $ 7,785,612           $ 9,607,576
Preferred Dividends                                     131,302              131,852                 264,473               266,789
Loss available to Common Shares                       3,576,546            3,448,769               8,050,085             9,874,365
Average Shares (Denominator)                         34,760,490           27,461,181              33,095,276            26,771,629
Loss Per Share                                        (   $0.10)             ( $0.13)                ( $0.24)              ( $0.37)


NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $422,550 ($0.01 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (FAS 143), which is effective for years beginning after June 15, 2002, which will be the Company's fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what the effect of FAS 143 will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of October 1, 2001 and we do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

RECLASSIFICATIONS

Certain accounts have been reclassified to conform to the current period's presentation.


2.     PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

                                     March 31, 2002           September 30, 2001
                                     --------------           ------------------
Land and land improvements          $      161,190              $    135,000
Buildings and leasehold
  improvements                             261,048                   318,706
Machinery and equipment                  4,384,218                 4,111,687
Deferred plant design costs             12,294,873                12,143,886
                                    --------------            ------------------
                                        17,101,329                16,709,279
Accumulated depreciation                (1,853,856)               (1,391,798)
                                    --------------            ------------------
                                     $  15,247,473              $ 15,317,481
                                    ==============            ==================

At March 31, 2002, property, plant and equipment included approximately $12.3 million of costs related to the development and pre-construction design of our first reprocessing facility, which is anticipated to be built in Wellsville, Ohio. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the completion of the facility is dependent upon completion of plant financing and other items such as weather, labor conditions, and contractor performance.

Depreciation expense was $465,269 and $351,148 for the six months ended March 31, 2002 and 2001, respectively.

3.     ACQUISITIONS

In April 2001, we exercised our option to acquire a 50% interest in SES of Texas. Since we do not exercise control of this company, our investment is accounted for using the equity method of accounting. The initial investment in SES of Texas was recorded by adjusting the original purchase price allocation for the acquisition of SES and reducing the goodwill recorded by $694,447.

4.     SHORT-TERM AND LONG-TERM INDEBTEDNESS

Short-Term Debt
                                                                        March 31,             September 31,
Our short-term  debt consisted of the following:                          2002                      2001
                                                                  ----------------------  ----------------------

$3,000,000  bridge loan dated  February  20, 2001,
bearing  interest at 12% per annum, net of unamortized
discount of $0 on March 31, 2002 and $112,407 on
September 30, 2001                                                      $3,000,000              $2,887,593


$1,830,000  bridge  loan dated April to July 2001,
bearing  interest at 12% per annum, net of unamortized
discount of $0 on March 31, 2002 and $74,292 on
September 30, 2001                                                       1,830,000               1,755,708


$3,000,000  convertible bridge loan dated September 7,
2001, bearing interest at 12% per annum, net of
unamortized discount of $0 on March 31, 2002 and
$748,829 on September 30, 2001                                           3,000,000               2,251,171

$500,000  bridge loan dated  September  13,  2001,
bearing  interest at 12% per annum, net of unamortized
discount of $0 on March 31, 2002 and $61,398 on
September 30, 2001                                                         500,000                 438,602

$1,500,000 bridge loan dated March 29, 2002,  bearing
interest at 12% per annum, net of unamortized discount
of $514,020 on March 31, 2002                                              985,980                    --


$75,000 line of credit                                                      33,599                  37,190
                                                                      ------------             ------------
                                                                        $9,349,579              $7,370,264
                                                                      ============             ============


On February 20, 2001, we issued to lenders promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 10% per annum; however, the interest rate was subsequently increased retroactive to the date of origination to 12% per annum in connection with the extension of the maturity date. The proceeds of this loan were used for working capital purposes. These notes originally matured on June 30, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. As of March 31, 2002, in connection with the extensions of the maturity date, we have incurred $892,816 of discount on note costs related to warrants issued to the noteholders and placement agents. These costs are being amortized over the term of the notes and charged to interest expense. These notes are secured by a first priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of the notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, these notes have been amended to be convertible into Probex common stock at the option of the holder at a conversion price equal to:

         (a) if Probex's common stock is issued and sold in connection with the project financing, the purchase price paid to Probex by the purchasers for each share of Probex's common stock in the project financing;
         (b) if securities other than Probex's common stock are issued and sold in connection with the project financing, the price at which the securities issued and sold in connection with the project financing may be converted into Probex's common stock; or
         (c) if none of the securities of Probex issued and sold in connection with the project financing are Probex's common stock or securities convertible into Probex's common stock, the product of
                  (i) the average closing price of Probex's common stock as reported by the American Stock Exchange for the twenty (20) trading days prior to the consummation of the Qualified Financing and
                  (ii)     0.94.



In April, May, June, and July 2001, we issued to lenders promissory notes in the aggregate principal amount of $1,830,000 at an interest rate equal to 10% per annum; however, the interest rate was subsequently increased retroactive to the date of origination to 12% per annum in connection with the extension of the maturity date. The proceeds of this loan were used for working capital purposes. These notes originally matured on September 1, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. As of March 31, 2002, in connection with the extensions of the maturity date, we have incurred $383,603 of discount on note costs related to warrants issued to the noteholders and placement agents. These costs are being amortized over the term of the notes and charged to interest expense. These notes are secured by a second priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of the notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, these notes have been amended to be convertible into Probex common stock at the option of the holder as described in the preceding paragraph.


In September 2001, we issued to lenders convertible promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. If we consummate an equity financing for our facility to be built in Wellsville, Ohio prior to maturity of these notes, the notes automatically convert into the securities issued in connection the Wellsville project financing at a conversion rate equal to purchase price paid by investors for such securities. As of March 31, 2002, in connection with these notes, we have incurred $940,197 of discount on note costs related to common stock issued to noteholders. These costs are being amortized over the term of the notes and charged to interest expense. These notes originally matured on December 31, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or equity project financing. These notes are secured by a third priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of the notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property.

In September 2001, we issued to a lender a promissory note in the principal amount of $500,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. As of March 31, 2002, in connection with this note, we have incurred $83,148 of discount on note costs related to warrants issued to the noteholder. These costs are being amortized over the term of the note and charged to interest expense. This note originally matured on December 31, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. This note is secured by a fourth priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of this note, Probex granted the noteholder a first priority security interest in all of its intellectual property with respect one-third of the principal amount outstanding and accrued but unpaid interest under this note. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, this note has been amended to be convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

In March 2002, we received a loan commitment of $3,000,000 from a lender. Related to this loan commitment, we received $1,500,000 in March 2002 and subsequently issued to this lender a promissory note in the principal amount of $1,500,000 at an interest rate equal to 12% per annum. This loan matures on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. The proceeds of this loan are being used for working capital purposes. This loan is secured by a first lien security interest on Probex intellectual property. In connection with this note, we incurred $514,020 of discount on note costs related to warrants issued to the noteholder. These costs are being amortized over the term of the note and charged to interest expense.

At March 31, 2002, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $33,599 was outstanding. The interest rate at the close of business on March 31, 2002 was 6.25%.

                  Long-Term Debt

Our long-term debt consists of the following:

                                          March 31, 2002      September 30, 2001
                                          --------------      ------------------

7% Senior Secured Convertible Notes        $ 12,500,000         $ 12,500,000
8% Acquisition note                           1,216,754            1,262,423
Less current portion                           (283,223)            (279,496)
                                          --------------      ------------------
                                           $ 13,433,531         $ 13,482,927
                                          ==============      ==================

On May 1, 2000, in conjunction with the acquisition of substantially all of the assets of Petroleum Products Inc. (PPI), we issued a promissory note to the seller. We have agreed to pay the seller the principal sum of $1,500,000 together with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note is due and payable in semi-annual installments of $150,000, plus interest amortized, from 2001 to 2005. On January 2, 2001, we paid the first of these semi-annual installments, and we paid the second installment on September 10, 2001. In March 2002 after several months of negotiations with the noteholder, the noteholder and we agreed to defer $125,000 currently due and payable under this note until the receipt of proceeds from interim financing. Additionally, the installment due under the note in July 2002 was deferred until completion of project financing for the construction of our first reprocessing facility.

On November 29, 2000, we closed a private placement of $12,500,000 aggregate principal amount of 7% senior secured convertible notes. The notes bear interest payable semiannually, commencing on January 1, 2001, with the principal amount due on November 28, 2004. The notes were issued by our collection subsidiary, PFR, are secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. The conversion price of these notes into common stock was initially $1.40 per share, however, as consideration for the waiver of the event of default discussed in the second following paragraph, we agreed to reduce the conversion price to the lowest price per share that Probex issues shares of its common stock after February 15, 2002 or at which any other securities issued after that date are then convertible into common stock. Upon consummation of project financing for our first reprocessing facility, no further reductions in the conversion price pursuant to the preceding sentence will occur. As of March 31, 2002, the conversion price of these notes was $0.75 per share. In accordance with Emerging Issues Task Force No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", we recorded an additional interest expense of approximately $3,125,000 in the first quarter of fiscal year 2001.

In connection with these notes, we incurred $2,130,441 of deferred debt offering costs, including $1,218,357 related to warrants issued to underwriters. These costs are being amortized over the term of the notes.

In October 2001, as a result of our inability to secure commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing these notes. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we have entered into a first amendment and waiver and consent to the notes with holders of approximately $9,500,000 aggregate principal amount of the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes as discussed above and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. Based on correspondence, we expect to receive the first amendment and waiver and consent to the notes from the remaining holders of the notes in the near term. One noteholder who holds a note in the aggregate principal amount of $1,000,000, however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31, 2001. This noteholder, however, has executed the first amendment and waiver and consent to the note related to the default that was a result of our inability to secure commitments for project financing by September 30, 2001.

5.     STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 100,000,000 shares of our common stock, $0.001 par value per share, of which 35,110,071 shares were issued and outstanding at March 31, 2002.

On February 1, 2000, we filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. On February 3, 2000, our common stock began trading on the American Stock Exchange under the symbol "PRB".

We are also authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 550,000 shares are designated as Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock. As of March 31, 2002, 532,500 shares of Series A Preferred Stock were issued and outstanding.


ISSUANCES OF COMMON STOCK

Series A 10% Cumulative Convertible Preferred Stock Dividends:

On November 1, 2001 Probex issued 178,962 shares of its common stock at $1.50 per share to holders of Series A Preferred Stock in lieu of cash dividends.

Private Placements:

On January 15, 2002, we issued an aggregate of 288,000 shares of our common stock at $0.877 per share resulting in $252,576 of cash proceeds. The purchased shares are subject to a provision that will increase the number of shares purchased to adjust the purchase price per share to equal any sales of common stock or securities convertible into common stock, pursuant to a public offering or private placement in an aggregate amount of $500,000 or more, at a lower price per share during a 24-month period following closing. The closing date was contingent upon obtaining project financing and certain other conditions; however, the investor exercised its option to accelerate its purchase of the common stock in January 2002. As consideration for the exercise of this option to accelerate the closing, we issued an aggregate of 125,390 additional shares of common stock to the investors, which are not subject to the adjustment provision described above.

On December 21, 2001, we issued 1,342,282 shares of our common stock to an outside investor for the aggregate purchase of $1,000,000 at the average closing price for the ten trading days preceding the closing date. The purchased shares are subject to a provision that will increase the number of shares purchased to adjust the purchase price per share to equal any sales of common stock or securities convertible into common stock, pursuant to a public offering or private placement in an aggregate amount of $500,000 or more, at a lower price per share during a 24-month period following closing. The closing date was contingent upon obtaining project financing and certain other conditions; however, the investor exercised its option to accelerate its purchase of the common stock in December 2001. As consideration for the exercise of this option to accelerate the closing, we issued an additional 500,000 shares of common stock to the investor, which are not subject to the adjustment provision described above.



Issued to Non-Employees for Services Rendered:

In January, February and March 2002, we agreed to issue 154,258 shares of our common stock to three consultants as compensation for services rendered. This was recorded as a selling, general and administrative expense for the quarter ended March 31, 2002.

In January 2002, we agreed to issue 52,279 shares of our common stock to two consultants as compensation for services rendered related to their assistance in raising cash equity proceeds. The fair market value of these shares have been recorded as offering costs and offset against the common stock proceeds in the Consolidated Financial Statements.

Common stock issued to lenders for interest in lieu of cash:

In January and March 2002, we issued an aggregate of 532,720 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 as interest for the six-month period ended December 31, 2001 and for extensions of registration rights obligations of the Company to the end of the following calendar quarter.

In Fiscal 2002, we issued 893,532 shares of our common stock to holders of our bridge notes as consideration for the extension of the maturity date of such notes.

On December 31, 2001, we issued an aggregate of 178,569 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 for extensions of registration rights obligations of the Company to the end of the following calendar quarter.

Common Stock issued upon exercise of stock options:

On January 17, 2002, stock options to purchase our common stock, expiring June 30, 2002, were exercised in at a price of $0.50 per shares in a cashless exercise transaction resulting in the issuance of an aggregate of 163,334 shares of our common stock.

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

Treasury Stock

On January 17, 2002, we received 93,870 shares of our common stock at market price, totaling $81,667, in a cashless exercise of a stock option to purchase 163,334 shares of our common stock.

On November 30, 2001, we received 4,500 shares of our common stock at market price, totaling $3,780, in a cashless exercise of a stock option to purchase 7,560 shares of our common stock.

WARRANTS TO PURCHASE OUR COMMON STOCK

The following table summarizes activity related to warrants and contingent warrants as of March 31, 2002:

                                 Number of Shares   Average Price   Average Life
                                 -----------------------------------------------
Balance at September 30, 2001       10,499,253         1.47             2.81
Granted                              3,324,999         0.78             4.96
Balance at March 31, 2002           13,824,252         1.30             3.33
                                 ===============================================


The above warrants to purchase our common stock are exercisable at March 31, 2002, except for 685,000 shares acquirable pursuant to the exercise of warrants that are contingent upon the occurrence of certain future events, none of which have occurred.

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


The following table summarizes activity related to options:

                                           Number of Shares      Weighted Avg.

Balance at September 30, 2001                 6,260,334            $1.5483
    Granted                                     473,750             0.7549
    Exercised                                   183,394             0.5000
    Forfeited                                   618,940             0.9194
                                           -----------------------------------
Balance at March 31, 2002                     5,931,750            $1.5830
                                           ===================================

All options issued to employees during the six months ended March 31, 2002 were issued with exercise prices equal to or greater than fair market value.




6.     COMMITMENTS AND CONTINGENCIES

In June 1999, we secured and currently hold an option from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, to purchase a 22-acre site for our first domestic facility. Additionally, the site and other surrounding property will be improved by the construction of an adjacent highway interchange primarily using Federal Funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2003. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price. To date, we have paid $390,000 for this option to purchase and such payments will be credited towards the purchase price.

7.       SUBSEQUENT EVENTS

On May 2, 2002, the Company received $500,000 of the $3,000,000 loan commitment discussed in Note 4. To date, the Company has received $2,000,000 of this loan commitment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek', "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following:

                  o one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate;
                  o mistakes in cost estimates and cost overruns;
                  o the Company's inability to timely obtain financing for general operations including the financing of plants and the marketing of the Company's products;
                  o non-acceptance of one or more products of the Company in the market place for whatever reason;
                  o the Company's inability to support any product to meet market demand;
                  o generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers;
                  o development of a similar competing technology;
                  o the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems;
                  o if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
                  o if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.) or is adversely affected by problems of its suppliers, shippers, customers or others.

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

We have invested the majority of our resources since inception on research and development of our patented ProTerra(R) technology, and expect to begin construction of our first reprocessing facility in Wellsville, Ohio, as soon as project financing is obtained. Operating start up is targeted for approximately 19 months after project financing is completed. Subsequent plants are anticipated for sites along the Gulf Coast, in the Northeast, Southeast, California and in Europe.

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

We have executed an agreement with the international engineering and construction firm Petrofac to provide engineering, procurement and construction
(EPC) services for our planned initial facility in Wellsville, Ohio. The new EPC agreement with Petrofac retains the support of the Company's financial advisor, Credit Suisse First Boston; the senior lender's counsel; and the major independent engineering firm R. W. Beck.

We have also entered into an agreement with Swiss Re Financial Products Corporation (SRFP), an affiliate of Swiss Reinsurance Company, to provide a technology and market risk facility (Risk Facility) for our planned Wellsville project. The Risk Facility is designed to protect the senior lenders from certain deficiencies attributable to the technology process or from adverse market conditions.

Additionally, we have a strategic alliance with Environmental Resources Management (ERM), which calls for ERM to provide permitting and environmental management services for the Company. We are working with Bechtel Corporation (Bechtel) to dissolve our EPC alliance agreement that was established with Bechtel, though a business relationship will continue to exist in selected areas. Both ERM and Bechtel are direct or indirect investors in Probex. In addition, we may from time to time develop further strategic relationships that we believe will contribute materially to the rapid implementation of our technology, on both a domestic and international basis.

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

PFR is expected to collect approximately 30 million gallons of spent lubricating oil in fiscal 2002, or approximately 53% of the feedstock requirement for our initial Wellsville facility. The remainder is covered through third-party commitments, though we anticipate significantly increasing the Company-owned portion of collections prior to commencement of operations at Wellsville.

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

The Company's principal business address is One Galleria Tower, 13355 Noel Road, Suite 1200, Dallas, Texas 75240. Our internet site can be accessed at www.probex.com (the contents of our web site are not intended to constitute part of this report). The Company's fiscal year end is September 30. As of March 31, 2002, we had a total of 114 employees, of which 64 were in operations, 11 were in sales and marketing, 4 were in research and development and 35 were in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

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

As noted earlier, we have recently executed an EPC agreement with Petrofac. This EPC agreement includes provisions encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments. We plan to operate this initial plant facility ourselves and utilize contracts for repair and maintenance. We envision that the maintenance contractor will be responsible for maintenance of the entire facility, including battery limit plant operations, material transfers and storage (scheduled and unscheduled). We will secure the necessary feedstock, operate the facility and market the products.

We are in negotiations with various potential lenders to provide the financing for Wellsville. Because Petrofac specializes in modular construction, we anticipate that we will be able to realize significant cost and time savings over earlier estimates. We have also entered into an agreement with SRFP to provide a Risk Facility for our planned Wellsville project. The Risk Facility is designed to protect the senior lenders from certain deficiencies attributable to the technology process or from adverse market conditions. That agreement is being fully coordinated with cost and schedule guarantees included in the EPC agreement. Finally, we have secured multi-year executed product sales contracts necessary to provide the revenue streams to support our projected plant debt service requirements. While we believe that we will be successful in obtaining project financing, there can be no assurance that project financing will be obtained on terms acceptable to us or in a timely manner.


Financial Analysis of the Three  and Six Months Ended March 31, 2002 and 2001

Operating Revenue. Total operating revenue for the three months ended March 31, 2002, was $2,452,630 as compared to $4,077,374 for the three months ended March 31, 2001. Revenue recognized in the periods was primarily the result of sales to burner fuel markets by our spent oil collection subsidiary and, to a much lesser extent, the result of collection fees paid to the spent oil generators for picking up their spent lubricating oil. The 39.8% decline in revenue for the period, compared with the same period a year ago, was primarily due to a 32.3% decline in sales volume. Additionally, sales prices were 11.5% lower. This is attributable in part to lower crude oil prices and significantly warmer than normal weather in the north and northeast during the quarter. This warmer weather reduced demand for our burner fuel product, as well as for competing fuels. Demand for burner fuels was also lower because of reduced industrial activity resulting from the weakened economy. In addition, but to a much lesser extent, the lower demand negatively impacted our spent lubricating oils collection business by creating a competitive environment that made it more difficult for us to charge for our collection services.

Total operating revenue for the six months ended March 31, 2002, was $5,883,538 as compared to $7,680,174 for the six months ended March 31, 2001. Revenue recognized in the periods was primarily the result of sales to burner fuel markets by our spent oil collection subsidiary and, to a much lesser extent, the result of collection fees paid to the spent oil generators for picking up their spent lubricating oil. The 23.4% decline in revenue for the period, compared with the same period a year ago, was primarily due to a 15.0% decline in volume. Additionally, sales prices were 9.4% lower, which is attributable in part to lower crude oil prices and significantly warmer than normal weather in the north and northeast during the period. This warmer weather reduced demand for our burner fuel product, as well as for competing fuels. Demand for burner fuels was also lower because of reduced industrial activity resulting from the weakened economy. In addition, but to a much lesser extent, the lower demand negatively impacted our spent lubricating oils collection business by creating a competitive environment that made it more difficult for us to charge for our collection services.

Operating revenue generated by the Company's collection system was below expectations for the three months and six months ended March 31, 2002. This was primarily due to falling crude oil prices and, to a much lesser extent, intense competition, which resulted in spent lubricant sales prices decreasing more rapidly than feedstock costs. Both the collections and burner fuel markets are now improving with increasing crude oil prices and the start of the asphalt paving season in the north and northeast.

Cost of Sales. Total cost of sales for the three months ended March 31, 2002 was $1,759,137 as compared to $2,635,940 for the three months ended March 31, 2001. The 33.3 % decrease in Cost of Sales was primarily the result of decreased sales of approximately 32.3% less gallons of spent lubricating oil and average collection costs per gallon remaining approximately the same.

Total cost of sales for the six months ended March 31, 2002 was $3,911,936 as compared to $4,179,938 for the six months ended March 31, 2001. The 6.4 % decrease in Cost of Sales was primarily the result of decreased sales of approximately 15.0% less gallons of spent lubricating oil and average collection costs per gallon increasing 10.3%.

Operating Expense. Total operating expense for the three months ended March 31, 2002 was $1,760,111 as compared to $1,111,595 for the three months ended March 31, 2001. Approximately $120,000 of bad debt expense was incurred in the second quarter of fiscal 2002 to increase the Company's provision for doubtful accounts. The balance of the increase in operating expenses is the result of the replacement and expansion of spent lubricating oil collection infrastructure that was put into place after the purchase of SES from the Pennzoil-Quaker State Company.

Total operating expense for the six months ended March 31, 2002 was $3,318,405 as compared to $2,450,334 for the six months ended March 31, 2001. Approximately $210,000 of bad debt expense was incurred for the six months ended March 31, 2002 to increase the Company's provision for doubtful accounts. The balance of the increase in operating expenses is the result of the replacement and expansion of spent lubricating oil collection infrastructure that was put into place after the purchase of SES from the Pennzoil-Quaker State Company.

Research and Development. Total research and development expense for the three months ended March 31, 2002 was $330,428 as compared to $866,458 for the three months ended March 31, 2001. The decrease in research and development costs for the second quarter of fiscal 2002 versus the second quarter of fiscal 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, the Company decreased consulting expense by $263,000, decreased wages by $118,000, decreased travel by $77,000, and decreased laboratory analysis and supplies by $36,000.

Total research and development expense for the six months ended March 31, 2002 was $796,570 as compared to $1,731,960 for the six months ended March 31, 2001. The decrease in research and development costs for six months ended March 31, 2002 versus the six months ended March 31, 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, the Company decreased consulting expense by $473,000, decreased wages by $222,000, decreased travel by $130,000, and decreased laboratory analysis and supplies by $69,000.

Selling, General and Administration. Total selling, general and administration expense for the three months ended March 31, 2002 was $948,281 as compared to $1,876,142 for the three months ended March 31, 2001. The decrease in selling, general and administration costs for the second quarter of fiscal 2002 versus the second quarter of fiscal 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, the Company was able to implement cost cutting initiatives that decreased travel expense by $214,000, decreased legal expense by $148,000, decreased public relations expense by $57,000, reduced headcount by 32% and decreased employee stock compensation expense by $88,000. In addition, placement agency fees related raising funds decreased by $403,000.

Total selling, general and administration expense for the six months ended March 31, 2002 was $2,274,022 as compared to $3,589,334 for the six months ended March 31, 2001. The decrease in selling, general and administration costs for the six months ended March 31, 2002 versus the six months ended March 31, 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, the Company was able to implement cost cutting initiatives which decreased travel expense by $314,000, decreased legal expense by $248,000, decreased public relations expense by $154,000, reduced headcount by 32% and decreased employee stock compensation expense by $176,000. In addition, placement agency fees related raising funds decreased by $403,000.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended March 31, 2002 was $249,756 as compared to $304,279 for the three months ended March 31, 2001. The decrease in depreciation and amortization expense was result of the Company adopting Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The second quarter of fiscal 2002 has $0 for goodwill amortization versus the $117,000 amortized for the second quarter of fiscal 2001. This goodwill related reduction in depreciation and amortization is offset by approximately $62,000 more depreciation due to the Company's increase in fixed assets.

Total depreciation and amortization expense for the six months ended March 31, 2002 was $477,710 as compared to $593,599 for the six months ended March 31, 2001. The decrease in depreciation and amortization expense was result of the Company adopting Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The six months ended March 31, 2002 has $0 for goodwill amortization versus the $234,000 amortized for the six months ended March 31, 2001. This goodwill related reduction in depreciation and amortization is offset by approximately $116,000 more depreciation due to the Company's increase in fixed assets.





Interest - Net. Total interest - net expense for the three months ended March 31, 2002 was $824,161 as compared to $586,877 for the three months ended March 31, 2001. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of $463,830 related to corporate financing activities for the three months ended March 31, 2002 versus $312,547 related to corporate financing activities for the three months ended March 31, 2001.

Total interest - net expense for the six months ended March 31, 2002 was $2,841,847 as compared to $4,727,764 for the six months ended March 31, 2001. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of $2,123,132 related to corporate financing activities for the six months ended March 31, 2002 versus $4,260,320 related to corporate financing activities for the six months ended March 31, 2001.

Liquidity and Capital Resources.

We anticipate that approximately $3 million of additional capital will be required to sustain our operations for fiscal year 2002. While we believe we will be able to obtain this capital, if we do not receive the necessary capital to sustain our operations, we may be forced take certain action, which could have material adverse effects on our business prospects.

We are highly leveraged. At March 31, 2002, our current liabilities exceeded current assets by $20,222,490, and our stockholders' deficit was $4,092,111. Our existence and plans for commercializing our patented technology for reprocessing spent lubricating oil are dependent upon our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity.

We anticipate that our financial advisor, Credit Suisse First Boston will launch an effort in our third fiscal quarter to raise project financing for the Wellsville facility, which would include sufficient funds for general corporate purposes and to provide sufficient working capital until operational start-up of the Wellsville facility.

All of our assets are currently encumbered by our short-term and long-term debt. We do, however, have the ability to incur an additional $7.8 million of indebtedness secured by first priority security interest in Probex's intellectual property. We have $9.83 million aggregate principal amount of short term and convertible debt that will mature on the earlier of February 28, 2003 or consummation of project financing for the construction of our first reprocessing facility.


In October 2001, as a result of our inability to secure commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing PFR's 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we have entered into a first amendment and waiver and consent to the notes with holders of approximately $9,500,000 aggregate principal amount of the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. Based on correspondence, we expect to receive the first amendment and waiver and consent to the notes from the remaining holders of the notes in the near term. One noteholder who holds a note in the aggregate principal amount of $1,000,000, however, has made claims that events of default are continuing. We currently believe that the noteholder's claims are without merit and intend to vigorously defend any action sought by the noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31, 2001. This noteholder, however, has executed the first amendment and waiver and consent to the note related to the default that was a result of our inability to secure commitments for project financing by September 30, 2001.

In order to continue with our business plan of commercializing our ProTerra technology, we will require significant additional capital in the short term. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio. The remaining amount will be used for working capital and general corporate purposes, and by PFR for growth in street collections, expansion of national accounts and acquisitions of additional collection companies. Presently, our only source of revenues is from the operations of our wholly owned subsidiary. However, there can be no assurance that additional financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional funding in the near term would have a material adverse affect on our business, results of operations and financial condition.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of March 31, 2002, our contractual obligations are as follows:

 Contractual Obligations                                        Payments Due by Period
--------------------------- -------------- ------------------- ------------------- ------------------- --------------------
                                Total       Less than 1 year       1-3 years           4-5 years          After 5 years
                            -------------- ------------------- ------------------- ------------------- --------------------

Short-Term Debt (1)             $ 9,349,579      $ 9,349,579         $
Long-Term Debt (2) (3)          $13,433,531      $   283,223         $13,150,308
Capital Lease Obligations       $   293,276      $   161,095         $   132,181
Deferred Plant Design Costs(4)  $ 8,456,397      $ 8,456,397
Total                           $31,532,783      $18,250,294         $13,282,489


(1) Includes $9,315,980 of bridge loans, net of note discount, that mature on the earlier of February 28, 2003 or consummation of project financing aggregating at least $30,000,000 for the construction of our first reprocessing facility. These loans are convertible at any time at the option of the holder. Includes $33,599 outstanding under our line of credit. This number excludes interest accruing on this short-term debt.

(2) Includes $12,500,000 aggregate principal outstanding under notes issued by PFR, secured by the assets f PFR, guaranteed by Probex and convertible into Probex common stock. Excludes interest accruing on this long-term debt.

(3) Includes $125,000 that was deferred until receipt of proceeds from interim financing and $187,500 that was deferred until consummation of project financing for the construction of our first reprocessing facility.

(4) We have agreed to pay these costs upon completion of project financing for the construction of our first reprocessing facility.




As of March 31, 2002, our other commercial commitments are as follows:


  Other Commercial       Total Amounts                         Amount of Commitment Expiration Period
     Commitments           Committed
                                            Less than 1 year       1-3 years           4-5 years          Over 5 years
---------------------- ------------------- ------------------- ------------------- ------------------- --------------------

Guarantees (1)               $ 12,500,000          -                 $ 12,500,000          -                    -



(1) Represents a guaranty issued by Probex in connection with convertible notes issued by PFR. These notes are convertible at the option of the holder into Probex common stock.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill, and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $422,550 ($0.01 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of October 1, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (FAS 143), which is effective for years beginning after June 15, 2002, which will be the Company's fiscal year 2003. FAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has not yet determined what the effect of FAS 143 will be on the earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of October 1, 2001 and we do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

PART II

OTHER INFORMATION



Item 1.     Legal Proceedings
--------------------------------------------------------------------------------

 None



Item 2.       Changes in Securities and Use of Proceeds
--------------------------------------------------------------------------------

During the three months ended March 31, 2002, we issued the securities listed below:

In January, we:

         o issued 288,000 shares of our common stock to purchasers pursuant to that certain Stock Purchase Agreement, dated as of January 15, 2002, by and between the Company and the purchasers named therein. As consideration for the shares, we received gross proceeds of $252,576, or $0.877 per share. In addition, we issued the purchasers an aggregate of 125,390 additional shares of our common stock as a result of the purchasers' election to accelerate the closing of the purchase pursuant to the terms of the Stock Purchase Agreement. The proceeds were used for working capital purposes.

         o paid interest on the 7% Senior Secured Convertible Notes Due November 2004, issued by Probex Fluids Recovery, Inc., a wholly-owned subsidiary of the Company, in the form of shares of our common stock. Pursuant to the terms of the notes, interest is payable in shares of common stock to holders of the notes who made a one-time election to receive interest payments in the form of our common stock. The interest payment on the notes in the form of common stock was $288,987, resulting in the issuance of an aggregate of 354,151 shares of our common stock

         o issued 37,879 shares of our common stock to a placement agent as consideration for services rendered in connection with the placement of our common stock. The shares were valued at $0.745. Additionally, we issued this placement agent as consideration for services rendered a warrant to purchase an aggregate of 150,000 shares of our common stock at an exercise price per share equal to $0.792. This warrant expires on December 21, 2006.

         o issued 8,053 shares of our common stock to two lenders as consideration for the extension of the maturity date of a short-term loan made to us. These shares were issued at a value per share equal to $0.745.

         o issued 14,400 and 90,362 shares of our common stock valued at $0.83 and $0.877, respectively, to a placement agent as consideration for services render in connection with the placement of a short-term convertible and shares of common stock, respectively. Additionally, we issued this placement agent as consideration for services rendered warrants to purchase 150,000 and 25,000 shares of our common stock at an exercise price per share equal to $1.24 and $0.89, respectively. These warrants expire on September 10, 2006 and January 15, 2007, respectively.

         o issued 163,334 shares of our common stock upon the exercise of a stock option at an exercise price share equal to $0.50. The holder tendered 93,870 shares of our common stock with an aggregate value of $81,667 as payment for the exercise price.

In February, we:

         o issued 50,000 shares of our common stock to a consultant as consideration for services rendered to us. The shares were issued at a value per share equal to $0.756.

         o canceled 87,616 shares of our common stock that were issued to lenders in error in December 2001.

In March, we:

         o issued 178,569 shares of our common stock to holders of Probex Fluid Recovery, Inc.'s 7% Senior Secured Convertible Notes Due November 2004, pursuant to the First Amendment to Note Purchase Agreement. This amendment provides for the issuance of our common stock as consideration for the extension of certain registration rights granted under that certain Note Purchase Agreement, dated as of November 29, 2000, on a quarterly basis.

         o issued 13,896 shares of our common stock to a consultant as consideration for services rendered to us. The shares were issued at a value per share equal to $0.827.

         o issued warrants to purchase an aggregate of 3,000,000 shares of our common stock to a lender in connection a short-term loan in the aggregate principal amount of $3,000,000 made by such lenders to us. Such warrants have an exercise price of $0.75 per share and expire on March 29, 2007. The exercises price of these warrant is subject to adjustment.

From January to March, we granted options to purchase an aggregate of 437,750 shares of our common stock to certain of our directors, executive officers and employees under our 1999 Omnibus Stock and Incentive Plan, as amended.

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


Item 3.       Maturity of Short-term Notes and Defaults Upon Senior Securities
--------------------------------------------------------------------------------

As previously disclosed in our Form 10-KSB/A for the year ended September 30, 2001 and Form 10-QSB for the quarter ended December 31, 2001, an event of default occurred under the Note Purchase Agreement governing Probex Fluids Recovery, Inc.'s 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we have fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we have entered into a first amendment and waiver and consent to the notes with holders of approximately $9,500,000 aggregate principal amount of the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. Based on correspondence, we expect to receive the first amendment and waiver and consent to the notes from the remaining holders of the notes in the near term. One noteholder who holds a note in the aggregate principal amount of $1,000,000, however, has made claims that events of default are continuing. We currently believe that the noteholder's claims are without merit and intend to vigorously defend any action sought by the noteholder. In December 2001, we entered into a standstill agreement with this noteholder. This standstill agreement expired on December 31, 2001. This noteholder, however, has executed the first amendment and waiver and consent to the note related to the default that was a result of our inability to secure commitments for project financing by September 30, 2001.




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



Item 6.       Exhibits
--------------------------------------------------------------------------------



a)       EXHIBITS

         Exhibit
         Number                                      Description

         4.3.27 Form of Class "AO" Warrant, which expires five years from the date of issuance and an exercise price per share equal to $0.75, subject to adjustment pursuant to ratchet provisions.

         10.33.1 Form of Loan Agreement by and among the Registrant and the lenders named therein.

         10.33.2 Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement.

         10.33.3 Intercreditor and Security Agreement, dated as of March 29, 2002, by and among the Registrant, the collateral agent and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.33.2 above and short-term notes previously issued by the Registrant.

         10.34.1 Loan Extension and Modification Agreement, dated as of March 29, 2002, by and among the Registrant and the lenders named therein.

         10.34.2 Form of Amended and Restated Convertible Promissory made by the Registrant in favor of the lenders named in the Loan Extension and Modification Agreement filed as Exhibit 10.34.1. These notes replace the forms of notes previously filed as Exhibits 10.27.1,
                           10.28.1 and 10.30.1 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2001.

 b) REPORTS ON FORM 8-K.

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROBEX CORP.
                                         (Registrant)



Date:    May 15, 2002                    By:  /s/ Charles M. Rampacek
                                            ------------------------------------
                                            Charles M. Rampacek, President and
                                            Chief Executive Officer



Date:    May 15, 2002                    By:  /s/ Bruce A. Hall
                                            ------------------------------------
                                            Bruce A. Hall, Senior Vice President
                                            and Chief Financial Officer



Date:    May 15, 2002                    By:  /s/ John N. Brobjorg
                                            ------------------------------------
                                            John N. Brobjorg, Vice President
                                            and Corporate Controller

                               INDEX TO EXHIBITS


         Exhibit
         Number                                      Description

         4.3.27 Form of Class "AO" Warrant, which expires five years from the date of issuance and an exercise price per share equal to $0.75, subject to adjustment pursuant to ratchet provisions.

         10.33.1 Form of Loan Agreement by and among the Registrant and the lenders named therein.

         10.33.2 Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement.

         10.33.3 Intercreditor and Security Agreement, dated as of March 29, 2002, by and among the Registrant, the collateral agent and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.33.2 above and short-term notes previously issued by the Registrant.

         10.34.1 Loan Extension and Modification Agreement, dated as of March 29, 2002, by and among the Registrant and the lenders named therein.

         10.34.2 Form of Amended and Restated Convertible Promissory made by the Registrant in favor of the lenders named in the Loan Extension and Modification Agreement filed as Exhibit 10.34.1. These notes replace the forms of notes previously filed as Exhibits 10.27.1,
                           10.28.1 and 10.30.1 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2001.