Form 10QSB
period 2002-06-30
PROBEX CORP
filed 2002-08-14
CIK 845880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               -------------------

         For Quarter Ended June 30, 2002      Commission File No. 001-15567

                                  PROBEX CORP.
               (Exact name of registrant as specified in charter)


        Delaware                                         33-0294243
--------------------------------------------------------------------------------
(State or other Jurisdiction                   (IRS Employer Identification No.)
  of Incorporation)



         15510 Wright Brothers Drive, Addison, TX    75001
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)


       Registrant's Telephone Number, Including Area Code: (972) 788-4772
                                                          ---------------

                13355 Noel Road, Suite 1200, Dallas, Texas 75240
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


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

As of July 30, 2002, there were 36,286,133 shares of common stock, $0.001 par value per share, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES      NO X
   ----    ----

                                  PROBEX CORP.
                                  June 30, 2002
                                      INDEX



                                                                                                            Page No.

   PART I         FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets (unaudited) as of June 30, 2002 and September 30, 2001.....................................................................1

                  Consolidated  Condensed  Statements of Operations  (unaudited)
                  for the  Three  and  Nine  Months  Ended  June  30,  2002  and  2001.......................2

                  Consolidated Condensed Statement of Stockholders' Equity (Deficit)
                  (unaudited) for the Nine Months Ended June 30, 2002........................................3

                  Consolidated Condensed Statements of Cash Flows (unaudited) for the Nine
                  Months Ended June 30, 2002 and 2001........................................................4

                  Notes to Consolidated Condensed Financial Statements (unaudited)...........................5

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations................................................................................19

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................................................30

         Item 2.  Changes in Securities and Use of Proceeds.................................................30

         Item 3.  Defaults Upon Senior Securities...........................................................31

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................32

         Item 5.  Other Information.........................................................................32

         Item 6.  Exhibits and Reports on Form 8-K..........................................................32


SIGNATURES..................................................................................................33


                                          PART I
                                    FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                      PROBEX CORP.
                                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                                      (unaudited)
                                                                                        June 30,        September 30,
                                                                                          2002              2001

ASSETS
Cash and cash equivalents                                                                $     256,844    $     586,173
Accounts receivable                                                                          1,656,020        2,714,505
Inventories                                                                                    516,300          614,374
Prepaid and other current assets                                                               557,160          370,249
                                                                                   -------------------------------------
Total current assets                                                                         2,986,324        4,285,301

Property, plant and equipment - net                                                         15,365,706       15,317,481
Goodwill - net                                                                               5,808,841        5,808,841
Patents - net                                                                                  432,040          419,861
Investments in affiliate - at equity                                                           711,333          719,704
Deferred debt offering costs - net                                                           1,284,891        1,677,099
Deferred offering costs                                                                      6,739,830        3,215,524
Other assets                                                                                   375,202          357,930
                                                                                   -------------------------------------
TOTAL ASSETS                                                                           $    33,704,167   $   31,801,741
                                                                                   =====================================

LIABILITIES
Accounts payable                                                                        $    2,214,305   $    1,048,024
Accrued expenses                                                                             3,663,486        2,443,055
Deferred plant design costs                                                                  8,984,680        6,454,197
Current maturities of capital lease obligations                                                139,406          186,531
Short-term debt - net of note discount                                                       9,975,146        7,370,264
Current maturities of long-term debt                                                           286,949          279,496
Deferred revenue                                                                               379,832                -
                                                                                   -------------------------------------
Total current liabilities                                                                   25,643,804       17,781,567


Capital lease obligations, long-term                                                           103,617          158,727
Long-term debt                                                                              13,084,534       13,482,927
                                                                                   -------------------------------------
TOTAL LIABILITIES                                                                           38,831,955       31,423,221


COMMITMENTS AND CONTINGENCIES                                                                        -                -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 authorized:
Series A 10% cumulative convertible preferred stock, 550,000 shares authorized:
Issued - 532,500 at Jun. 30, 2002 and at Sep. 30, 2001                                             533              533
Subscribed - none at Jun. 30, 2002 and at Sep. 30, 2001                                              -                -
Common stock, $0.001 par value, 100,000,000 shares authorized:
Issued-36,027,048 at Jun. 30, 2002 and 30,680,685 at Sep. 30, 2001                              36,027           30,681
Subscribed-none at Jun. 30, 2002 and at Sep. 30, 2001                                                -                -
Additional paid in capital                                                                  38,456,693       32,722,140
Deferred stock compensation expense                                                          (228,653)        (547,516)
Accumulated deficit                                                                       (43,127,981)     (31,648,358)
Less:  treasury stock  (common:  265,381 shares at Jun. 30, 2002
and 167,011 shares at Sep. 30, 2001) at cost                                                 (264,407)        (178,960)
                                                                                   -------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       (5,127,788)          378,520
                                                                                   -------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $    33,704,167   $   31,801,741
                                                                                   =====================================

            See Notes to Consolidated Condensed Financial Statements


                                                      PROBEX CORP.
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                          (unaudited)


                                              Three Months Ended                    Nine Months Ended


                                                   June 30                              June 30
                                             2002               2001             2002               2001
                                     ---------------------------------------------------------------------------

REVENUES                                      $  3,130,532    $  3,647,828       $  9,014,070      $ 11,328,002
COST OF SALES                                    1,954,641       1,709,157          5,866,577         5,889,095
                                     ---------------------------------------------------------------------------
GROSS PROFIT                                     1,175,891       1,938,671          3,147,493         5,438,907


EXPENSES:
Operating                                        1,465,504       1,769,856          4,783,909         4,233,190
Research and development                           343,570         870,264          1,140,140         2,602,224
Selling, general and administrative              1,068,025       1,292,184          3,342,047         4,881,518
Depreciation and amortization                      253,748         274,662            731,458           868,261
                                     ---------------------------------------------------------------------------
TOTAL EXPENSES                                   3,130,847       4,206,966          9,997,554        12,585,193
                                     ---------------------------------------------------------------------------

OPERATING LOSS                                 (1,954,956)     (2,268,295)        (6,850,061)       (7,146,286)

Interest - net                                 (1,381,307)     (1,083,196)        (4,223,154)       (5,810,960)
Other - net                                          (572)           2,912              (802)             1,091
Equity in net income (loss) of
affiliate                                           40,059          18,486            (8,371)            18,486
                                     ---------------------------------------------------------------------------
NET LOSS BEFORE INCOME TAX                     (3,296,776)     (3,330,093)       (11,082,388)      (12,937,669)

Provision for federal income tax                         -               -                  -                 -
                                     ---------------------------------------------------------------------------
NET LOSS                                     $ (3,296,776)   $ (3,330,093)      $(11,082,388)     $(12,937,669)
                                     ===========================================================================

NET LOSS PER SHARE                             $    (0.10)     $    (0.12)        $    (0.34)       $    (0.49)
                                     ===========================================================================


            See Notes to Consolidated Condensed Financial Statements


                                   PROBEX CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)


                             Preferred Stock     Common Stock       Additional   Deferred                                     Total
                             --------------------------------------
                             Shares           Shares              Paid In    Stock   Accumulated   Treasury Stock    Stockholders'
                                                                                                 -----------------
                             Issued  Amount   Issued     Amount   Capital   Expense   Deficit    Shares     Amount  Equity (Deficit)
                             -------------------------------------------------------------------------------------------------------

BALANCE AT SEPTEMBER 30,
 2001                        532,500  $533   30,680,685  $30,681 $32,722,140 (547,516) (31,648,358) (167,011) (178,960)     378,520

 Issued from private
  stock sale                                  2,307,951    2,309   1,220,268                                              1,222,577
 Issued from exercise of
  Warrants                                                                                                                        -
 Issued from exercise of
  Stock Options                                 183,394      183      91,514                         (98,370)  (85,447)       6,250
 Issued for consulting
  services                                      162,394      162     123,920                                                124,082
 Issued for conversion
  of debt                                       399,466      400     299,200                                                299,600
 Preferred Stock
  dividend accrual                                                                        (397,235)                        (397,235)
 Preferred Stock
  dividend paid out in Common
  Stock                                         355,004      354     532,146                                                532,500
 Issued from conversion
  of Preferred Stock                                                                                                              -
 Debenture note interest
  paid out in Common Stock                    1,044,622    1,045     712,344                                                713,389
 Bridge note interest
  paid out in Common Stock                      893,532      893     598,358                                                599,251

 Warrants granted to
  directors and advisory
  directors                                                                                                                       -
 Amortization related to
  employee stock options                                                      254,018                                       254,018
 Deferred Stock Expense
  adjustment from terminated
  employees                                                          (64,845)  64,845                                             -
  Additional paid in
  capital related to interest
  expense on 7% convertible
  debentures                                                                                                                      -
 Discounts related to
  warrants attached to bridge
  loans                                                            2,221,648                                              2,221,648
 Re-class of excess of
  $0.001 par per share to
  additional paid in capital                                                                                                      -
 Net loss
                                                                                       (11,082,388)                     (11,082,388)
                             -------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002     532,500  $533   36,027,048  $36,027  38,456,693 $(228,653)(43,127,981) (265,381) (264,407)$ (5,127,788)
                             =======================================================================================================




            See Notes to Consolidated Condensed Financial Statements


                                             PROBEX CORP.
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (unaudited)

                                                                           Nine Months Ended June 30,
                                                                           2002                   2001
                                                                  ----------------------------------------------

CASH FLOW USED BY OPERATING ACTIVITIES
Net loss                                                             $       (11,082,388)   $      (12,937,669)
Adjustments:
   Depreciation and amortization                                                  731,458               868,261
   Provision for doubtful accounts                                                223,179                50,000
   Equity in net (income) loss of affiliate                                         8,371              (18,486)
   Stock option compensation                                                      254,018               513,445
   Stock issued for consulting services                                           124,082                83,094
   Warrants issued to advisory board members                                            -                17,403
   Stock issued for employee compensation                                               -                 1,042
   Stock issued for interest expense                                              891,289                51,383
   Interest expense related to 7% convertible notes                                     -             3,125,000
   Amortization of discount on notes                                            1,630,783                     -
   Amortization of deferred financing costs                                       404,208             1,784,477
   Changes in operating assets and liabilities:                                                               -
      (Increase) decrease in accounts and notes receivable                        835,306             (436,082)
      (Increase) decrease in inventories                                           98,074             (742,754)
      (Increase) decrease in prepaid and other current assets                   (186,911)             (139,467)
      (Increase) decrease in other assets                                        (17,272)                25,918
      Increase (decrease) in accounts payable                                   1,166,281               839,842
      Increase (decrease) in accrued expenses                                   1,823,385               638,910
      Increase (decrease) in deferred revenue                                     379,832                     -
                                                                  ----------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                         (2,716,305)           (6,275,683)

CASH FLOW USED BY INVESTING ACTIVITIES
Investments in affiliate                                                                -                   (1)
Purchase of property, plant and equipment                                       (584,872)           (3,889,359)
Cost of patents                                                                  (50,000)             (175,560)
                                                                  ----------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                           (634,872)           (4,064,920)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payment on capital lease obligation                                   (144,538)             (181,620)
Proceeds from short-term borrowings                                             3,200,000             5,780,000
Principal payment on short-term borrowings                                        (4,253)           (7,224,605)
Proceeds from long-term borrowings                                                      -            12,500,000
Principal payment on long-term borrowings                                        (91,340)             (105,838)
Deferred financing costs                                                      (1,166,848)           (2,066,210)
Proceeds from sale of common stock and exercise of options                      1,228,827             2,040,863
                                                                  ----------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       3,021,848            10,742,590

NET INCREASE (DECREASE) IN CASH                                                 (329,329)               401,987
CASH AT BEGINNING OF PERIOD                                                       586,173               434,812
                                                                  ----------------------------------------------
CASH AT END OF PERIOD                                                   $         256,844     $         836,799
                                                                  ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                   $     19,315         $     244,740

Non-cash investing and financing activities:
   Deferred plant design costs                                                   622,024             4,146,266
   Deferred financing costs                                                    1,872,492                     -
   Capital lease obligations incurred for purchase of equipment                   38,650               351,851
   Conversion of debt and accrued interest to equity                             299,600             1,538,333
   Warrants issued to underwriters                                                     -             2,043,357
   Discounts on bridge notes payable                                           2,221,648             1,079,538
   Purchase price adjustment on investment in affiliate                                -               694,446


            See Notes to Consolidated Condensed Financial Statements

                                  PROBEX CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)


Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refers to Probex Corp. and its consolidated subsidiaries.

1.     Summary of Significant Accounting Policies

Nature of business

We are engaged in the commercialization of our proprietary, patented technology, ProTerra(R). The primary application of ProTerra is for the production of high quality lubricating base oils and associated products from collected used lubricating oils. In addition to our commercialization efforts, we operate a wholly owned used oil collection subsidiary, Probex Fluids Recovery, Inc. (PFR). While our primary business will be the production of high quality lubricating base oils and associated products from collected used lubricating oils, our current revenues are solely derived from our used oil collection and sales in the United States. Once our first reprocessing facility is constructed and in operation, our used oil collection operations will provide a secure and low cost feedstock for that facility and our primary source of revenue is then expected to come from sales of our lubricating base oils and other associated products.

We incurred a net loss of $11,082,388 and $16,475,291 and used cash in operations of $2,716,305 and $9,376,302 for the nine months ended June 30, 2002 and the year ended September 30, 2001, respectively. In addition, we are highly leveraged. At June 30, 2002, our current liabilities exceeded current assets by $22,657,480 and our stockholders' deficit was $5,127,788. Our existence and plans for commercializing our patented technology for reprocessing used lubricating oil are dependent upon our ability to obtain the necessary capital, primarily through the issuance of additional debt and equity.

We have funded our operations and research and development projects during the nine months ended June 30, 2002 and in fiscal year 2001 in part by selling equity and incurring indebtedness. During the nine months ended June 30, 2002, we raised $1,228,827 from the sale of common stock (net of offering cost) and exercise of stock options and $3,200,000 of proceeds from short-term debt. During the fiscal year ended September 30, 2001, we raised $2,040,863 from the sale of common stock (net of offering costs) and exercise of stock options, $12,500,000 from the issuance of convertible debenture notes, and $9,880,000 of proceeds from short term debt. In addition, we made principal payments of $95,593 and $7,464,668 on existing debt during the nine months ended June 30, 2002 and the year ended September 30, 2001, respectively.

We anticipate that approximately $3,000,000 of additional capital will be required to sustain our operations for the remainder of calendar year 2002. We have recently received commitments for $3,000,000 of interim funding, subject to certain conditions, that is expected to satisfy that requirement. Of this amount, $1,500,000 is a firm commitment through September 30, 2002. If, however, we do not meet certain milestones on or prior to September 30, 2002, each lender's obligation to fund their respective portion of the remaining $1,500,000 of this commitment is at the sole option of such lender. In addition, we are currently involved in a project financing process to secure approximately $130 million for our planned Wellsville, Ohio, reprocessing facility through a combination of $84 million of debt and $46 million of equity. Of the $130 million, approximately $124 million is for project costs, including insurance, development costs, and owners and financing costs. The remaining $6 million will be utilized for corporate overhead and contingency costs. If we do not receive the necessary project financing for the Wellsville facility and are unable to raise additional interim working capital to sustain our operations, we may be unable to continue as a going concern. However, management believes the Company will successfully complete its plan to secure the required project financing by the end of calendar 2002.

The financial statements do not include any adjustments to reflect the possible effects on recoverability and reclassification of assets or reclassification of liabilities that may result from the inability of the Company to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2002.

The balance sheet at September 30, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.


CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Probex Corp. and its wholly owned subsidiary, Probex Fluids Recovery, Inc.
(PFR). Significant intercompany transactions and balances have been eliminated in consolidation.

INVESTMENT IN AFFILIATE

The Company's 50% investment in its affiliate is stated at cost, adjusted for equity in undistributed earnings and/or loss since its acquisition.

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


GOODWILL

Goodwill represents the excess purchase price over the fair market value of the net assets acquired. The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. There has been no amortization of goodwill since this accounting change, thus accumulated amortization of goodwill still remains at $529,408. The impact on operations is as follows:


                                                  Three Months Ended                Nine Months Ended
                                      -------------------- ------------------ ------------------- ---------------------
                                         June 30, 2002       June 30, 2001      June 30, 2002        June 30, 2001
                                      -------------------- ------------------ ------------------- ---------------------

Reported net loss                     $  (3,296,776)       $(3,330,093)       $(11,082,388)       $(12,937,669)
------------------------------------- -------------------- ------------------ ------------------- ---------------------
Goodwill Amortization                            --             82,491                --               316,911
------------------------------------- -------------------- ------------------ ------------------- ---------------------
Adjusted net loss                     $  (3,296,776)       $(3,247,602)       $(11,082,388)       $(12,620,758)
                                      ==============       ============       =============       =============
------------------------------------- -------------------- ------------------ ------------------- ---------------------
Reported net loss per share           $  (    0.10 )       $  (    0.12 )     $  (    0.34 )      $  (    0.49 )
------------------------------------- -------------------- ------------------ ------------------- ---------------------
Goodwill Amortization per share                 --                 0.00               --                  0.01
------------------------------------- -------------------- ------------------ ------------------- ---------------------
Adjusted net loss per share           $  (    0.10 )       $  (    0.12 )     $  (    0.34 )      $  (    0.48 )
------------------------------------- -------------------- ------------------ ------------------- ---------------------

There is no equity goodwill
------------------------------------- -------------------- ------------------ ------------------- ---------------------


PATENTS

Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $40,970 at June 30, 2002.

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



We have incurred net operating losses for federal income tax purposes, and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non-current deferred tax assets have been fully reserved at June 30, 2002 and September 30, 2001.

STOCK COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock option equals or exceeds the market price of the underlying stock on the date of grant and certain other plan conditions are met, no compensation expense is recognized.

We account for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, we measure the cost of such awards based on the fair market value of the options using the Black-Scholes method option-pricing model.

FAIR VALUE OF FINANCIAL INSTRUMENTS

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates, management believes that the fair value of notes payable approximates book value at June 30, 2002.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of the date of the accompanying consolidated financial statements, we had no components of Other Comprehensive Income as defined by Statement of Financial Accounting Standards No. 130.


LOSS PER COMMON SHARE

Basic loss per share is computed only on the weighted average number of shares of common stock outstanding during the respective periods.

The effect of stock options, warrants, and convertible securities that aggregated 42,165,968 and 27,445,074 shares as of June 30, 2002 and 2001, respectively, would be anti-dilutive due to our losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted loss per share for the respective periods.

The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                           Three month period ended June 30,        Nine month period ended June 30,
                                      ---------------------------------------- ---------------------------------------------
                                             2002               2001                   2002                   2001
------------------------------------- ------------------ --------------------- ----------------------- ---------------------

Loss                                          $3,296,776          $3,330,093             $11,082,388            $12,937,669
------------------------------------- ------------------ --------------------- ----------------------- ---------------------
Preferred Dividends                              132,760             133,382                 397,233                400,171
------------------------------------- ------------------ --------------------- ----------------------- ---------------------
Loss a  Loss available to common shares        3,429,536           3,463,475              11,479,621             13,337,840
------------------------------------- ------------------ --------------------- ----------------------- ---------------------
Average Shares (Denominator)                  35,243,406          28,666,161              33,811,320             27,403,140
------------------------------------- ------------------ --------------------- ----------------------- ---------------------
Loss Per Share                                 ( $0.10 )            ( $0.12 )                ( $0.34 )            ( $0.49 )
------------------------------------- ------------------ --------------------- ----------------------- ---------------------


NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of $422,550 ($0.01 per share) per year. During fiscal 2002, the Company will perform an impairment test of goodwill and indefinite lived intangible assets as of October 1, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of October 1, 2001, and we do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We have not determined the impact of the pronouncement.

RECLASSIFICATIONS

Certain accounts have been reclassified to conform to the current period's presentation.


2.     PROPERTY, PLANT AND EQUIPMENT

Property, plant, and equipment consisted of the following:

                                                                June 30, 2002         September 30, 2001

Land and land improvements                                      $     161,190              $     135,000
Buildings and leasehold improvements                                  362,998                    318,706
Machinery and equipment                                             4,421,420                  4,111,687
Deferred plant design costs                                        12,520,449                 12,143,886
                                                                  --------------           -------------
                                                                   17,466,057                 16,709,279
Accumulated depreciation                                           (2,100,351)                (1,391,798)
                                                                  --------------           --------------
                                                                $  15,365,706              $  15,317,481
                                                                  ==============           ==============


At June 30, 2002, property, plant and equipment included approximately $12.5 million of costs related to the development and pre-construction design of our first reprocessing facility, which is anticipated to be built in Wellsville, Ohio. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the completion of the facility is dependent upon completion of plant financing and other items such as weather, labor conditions, and contractor performance.

Depreciation expense was $712,355 and $538,661 for the nine months ended June 30, 2002 and 2001, respectively.

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

4.     SHORT-TERM AND LONG-TERM INDEBTEDNESS

Short-Term Debt
                                                                                June 30,         September 30,
Our short-term debt consisted of the following:                                     2002                  2001
                                                                             -----------         -------------

$3,000,000 of notes payable, dated February 20, 2001, bearing interest at 12% per annum, net of unamortized discount of
$402,255 on June 30, 2002 and $112,407 on September 30, 2001                  $2,597,745          $2,887,593

$1,830,000 of notes payable, dated April to July 2001, bearing interest  at 12% per annum, net of unamortized discount of
$245,823 on June 30, 2002 and $74,292 on
September 30, 2001                                                             1,584,177           1,755,708


$3,000,000 of convertible notes payable, dated September 7, 2001, bearing interest at 12% per annum, net of unamortized discount
 of $402,255 on June 30, 2002 and $748,829 on Sep. 30, 2001                    2,597,745           2,251,171

$500,000 note payable  dated  September  13, 2001,  bearing  interest at 12% per annum, net of unamortized discount of $67,042
on June 30, 2002 and $61,398 on September 30, 2001                               432,958             438,602

$3,000,000 note payable dated March 29, 2002, bearing interest at
12% per annum, net of unamortized discount of $418,198 on June
30, 2002                                                                       2,581,802                 --

$200,000 of notes payable, dated April 3, 2002, bearing interest at
12% per annum, net of unamortized discount of $52,218 on June
30, 2002                                                                         147,782                 --

$75,000 line of credit                                                            32,937              37,190
                                                                              ----------          ----------
                                                                              $9,975,146          $7,370,264



On February 20, 2001, we issued to lenders promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 10% per annum; however, the interest rate was subsequently increased retroactive to the date of origination to 12% per annum in connection with the extension of the maturity date. The proceeds of this loan were used for working capital purposes. These notes originally matured on June 30, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. As of June 30, 2002, in connection with the extensions of the maturity date, we have incurred $1,445,917 of discount on note costs related to warrants issued to the noteholders and placement agents. These costs are being amortized over the term of the notes and charged to interest expense. These notes are secured by a first priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of these notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, these notes have been amended to be convertible into Probex common stock at the option of the holder at a conversion price equal to:

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

In April, May, June, and July 2001, we issued to lenders promissory notes in the aggregate principal amount of $1,830,000 at an interest rate equal to 10% per annum; however, the interest rate was subsequently increased retroactive to the date of origination to 12% per annum in connection with the extension of the maturity date. The proceeds of this loan were used for working capital purposes. These notes originally matured on September 1, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. As of June 30, 2002, in connection with the extensions of the maturity date, we have incurred $721,609 of discount on note costs related to warrants issued to the noteholders and placement agents. These costs are being amortized over the term of the notes and charged to interest expense. These notes are secured by a second priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of these notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, these notes have been amended to be convertible into Probex common stock at the option of the holder as described in the preceding paragraph.

In September 2001, we issued to lenders convertible promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. If we consummate an equity financing aggregating at least $35,000,000 for our facility to be built in Wellsville, Ohio prior to maturity of these notes, $1,500,000 of the promissory notes will automatically convert into the securities issued in connection with the Wellsville project financing at a conversion rate equal to the purchase price paid by investors for such securities. The remaining $1,500,000 of promissory notes will become due and payable at project financing. As of June 30, 2002, in connection with these notes, we have incurred $993,298 of discount on note costs related to common stock issued to noteholders. These costs are being amortized over the term of the notes and charged to interest expense. These notes originally matured on December 31, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. These notes are secured by a third priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of these notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property.

In September 2001, we issued to a lender a promissory note in the aggregate principal amount of $500,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. As of June 30, 2002, in connection with this note, we have incurred $175,331 of discount on note costs related to warrants issued to the noteholder. These costs are being amortized over the term of the note and charged to interest expense. This note originally matured on December 31, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. This note is secured by a fourth priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of this note, Probex granted the noteholder a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under this note. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, this note has been amended to be convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

In March 2002, we entered into a loan agreement with a lender for loan of $3,000,000. Pursuant to this loan agreement, we received $1,500,000 in March 2002,$500,000 in May 2002 and $1,000,000 in June 2002. We issued to this lender a promissory note in the principal amount of $3,000,000 at an interest rate equal to 12% per annum. This loan matures on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. The proceeds of this loan were used for working capital purposes. This loan is secured by a first priority security interest in all of Probex's intellectual property. Further, this note is convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001. In connection with this note, we incurred $524,959 of discount on note costs related to warrants issued to the noteholder. These costs are being amortized over the term of the note and charged to interest expense.

In April 2002, we issued to two lenders promissory notes in the principal amount of $200,000 at an interest rate equal to 12% per annum. The proceeds of these loans were used for working capital purposes. As of June 30, 2002, in connection with these notes, we have incurred $71,800 of discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the term of the note and charged to interest expense. These notes mature on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. These notes are secured by a first priority security interest in all of Probex's intellectual property. Further, these notes are convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

At June 30, 2002, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $32,937 was outstanding. The interest rate at the close of business on June 30, 2002 was 6.25%.

Long-Term Debt

Our long-term debt consists of the following:

                                           June 30, 2002      September 30, 2001
7% Senior Secured Convertible Notes         $ 12,200,400     $      12,500,000
8% Acquisition note                            1,171,083             1,262,423
Less current portion                            (286,949)             (279,496)
                                           --------------     -----------------
                                            $ 13,084,534     $      13,482,927
                                           ==============     =================

On May 1, 2000, in conjunction with the acquisition of substantially all of the assets of Petroleum Products Inc. (PPI), we issued a promissory note to the seller. We have agreed to pay the seller the principal sum of $1,500,000 together, with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note is due and payable in semi-annual installments of $150,000, plus interest amortized, from 2001 to 2005. On January 2, 2001, we paid the first semi-annual installment, and we paid the second installment on September 10, 2001. In March 2002, the noteholder agreed to defer $125,000 currently due and payable under this note until receipt of proceeds from interim financing.Additionally, the installment due under this note in July 2002 was deferred until completion of project financing for the construction of our first reprocessing facility.

On November 29, 2000, we completed a private placement of $12,500,000 aggregate principal amount of 7% senior secured convertible notes. These notes bear interest payable semiannually, commencing on January 1, 2001, with the principal amount due on November 28, 2004. The notes were issued by our collection subsidiary, PFR, are secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. The conversion price of these notes into common stock was initially $1.40 per share, however, as consideration for the waiver of the event of default discussed in the second following paragraph, we agreed to reduce the conversion price to the lowest price per share that Probex issues shares of its common stock after February 15, 2002 or at which any other securities issued after that date are then convertible into common stock. Upon consummation of project financing for our first reprocessing facility, no further reductions in the conversion price pursuant to the preceding sentence will occur. As of June 30, 2002, the conversion price of these notes was $0.75 per share. In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded additional interest expense of approximately $3,125,000 in the first quarter of fiscal year 2001.

In connection with these notes, we incurred $2,130,441 of deferred debt offering costs, including $1,218,357 related to warrants issued to placement agents. These costs are being amortized over the term of the notes.

In October 2001, as a result of not securing commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing these notes. In accordance with the Note Purchase Agreement, we believe that we fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we entered into a first amendment and waiver and consent to the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes as discussed above and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. We are currently seeking to further waive this event of default until February 23, 2003. As of August 14, 2002, we have received commitments to execute the waiver from holders representing $7,200,400 or approximately 64.3% principal amount of the notes entitled to waive such event of default; provided, however, this waiver is only effective if and when the noteholders representing $11,200,400 aggregate principal amount execute this waiver. Based on our discussions with noteholders to date, management believes that it will receive waivers from sufficient noteholders to make the waiver effective. If, however, we are unable to obtain a waiver of this event of default from a sufficient number of noteholders, these notes may be accelerated and become due and payable upon the vote of the holders of at least 66 2/3% of the principal amount of the notes if the Company and the holders cannot agree on a plan of action for PFR and the Company, which would force us to take certain actions that could have material adverse effects on us.

One noteholder who holds a note in the aggregate principal amount of $1,000,000, however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. This noteholder, however, executed the first amendment and waiver and consent to the note related to the default that occurred a result of our inability to secure commitments for project financing by September 30, 2001.

On June 30, 2002, two of the 7% senior secured convertible notes totaling $299,600 aggregate principal amount were converted into the company's common stock.

5.     STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

We are authorized to issue up to 100,000,000 shares of our common stock, $0.001 par value per share, of which 36,286,133 shares were issued and outstanding at July 30, 2002.

On February 1, 2000, we filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. On February 3, 2000, our common stock began trading on the American Stock Exchange under the symbol "PRB".

We are also authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 550,000 shares are designated as Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock. As of June 30, 2002, 532,500 shares of Series A Preferred Stock were issued and outstanding.


ISSUANCES OF COMMON STOCK

Series A 10% Cumulative Convertible Preferred Stock Dividends:

On November 1, 2001, Probex issued 178,962 shares of its common stock at $1.50 per share to holders of Series A Preferred Stock in lieu of cash dividends.

On May 1, 2002, Probex issued 176,042 shares of its common stock at $1.50 per share to holders of Series A Preferred Stock in lieu of cash dividends.

Private Placements:


On December 21, 2001, we issued 1,342,282 shares of our common stock to an investor for the aggregate purchase of $1,000,000. The purchased shares are subject to anti-dilution provisions that require us to issue additional shares to the purchaser to adjust the purchase price per share paid by the purchaser to equal any sales of common stock or securities convertible into common stock, pursuant to a public offering or private placement in an aggregate amount of $500,000 or more, at a lower price per share during a 24-month period following closing. The closing was contingent upon obtaining project financing and certain other conditions; however, the investor exercised its option to accelerate its purchase of the common stock in December 2001. As consideration for the exercise of this option to accelerate the closing, we issued an additional 500,000 shares of common stock to the investor, which are not subject to the adjustment provision described above in this paragraph.

On January 15, 2002, we issued an aggregate of 288,000 shares of our common stock at $0.877 per share resulting in $252,576 of cash proceeds. The purchased shares are subject to anti-dilution provisions that require us to issue additional shares to the purchaser to adjust the purchase price per share paid by the purchaser to equal any sales of common stock or securities convertible into common stock, pursuant to a public offering or private placement in an aggregate amount of $500,000 or more, at a lower price per share during a 24-month period following closing. The closing was contingent upon obtaining project financing and certain other conditions; however, the investor exercised its option to accelerate its purchase of the common stock in January 2002. As consideration for the exercise of this option to accelerate the closing, we issued an aggregate of 125,390 additional shares of common stock to the investor, which are not subject to the adjustment provision described above in this paragraph.

Issued to Non-Employees for Services Rendered:

In January 2002, we agreed to issue 52,279 shares of our common stock to two consultants as compensation for services rendered related to their assistance in financing activities. The fair market value of these shares have been recorded as offering costs and offset against the common stock proceeds in the accompanying consolidated financial statements.

In January, February and March 2002, we agreed to issue 154,258 shares of our common stock to three consultants as compensation for services rendered. This was recorded as a selling, general and administrative expense for the quarter ended March 31, 2002.


On April 19, 2002, we agreed to issue 4,136 shares of our common stock to a consultant as compensation for services rendered. This was recorded as a selling, general and administrative expense for the quarter ended June 30, 2002.

On April 19, 2002, we issued 3,788 shares of our common stock to placement agents pursuant to anti-dilution provisions contained in their respective placement agreements.

Common stock issued to lenders for interest in lieu of cash:

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

Since October 1, 2002, we have issued 893,532 shares of our common stock to holders of our bridge notes as consideration for the extension of the maturity date of such notes.

On June 30, 2002, we issued an aggregate of 333,333 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 as interest for the six-month period ended June 30, 2002.

Common stock issued upon exercise of stock options:

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

On January 17, 2002, stock options to purchase our common stock, expiring June 30, 2002, were exercised at a price of $0.50 per share in a cashless exercise transaction resulting in the issuance of an aggregate of 163,334 shares of our common stock.


Common stock issued upon conversion of convertible debt:

On June 30, 2002, two holders of PFR's 7% Senior Secured Convertible Notes due November 2004 converted their notes into 399,466 shares of the Company's common stock

Treasury Stock

On November 30, 2001, we received 4,500 shares of our common stock at market price, totaling $3,780, in a cashless exercise of a stock option to purchase 7,560 shares of our common stock.

On January 17, 2002, we received 93,870 shares of our common stock at market price, totaling $81,667, in a cashless exercise of a stock option to purchase 163,334 shares of our common stock.

WARRANTS TO PURCHASE OUR COMMON STOCK

The following table summarizes activity related to warrants and contingent warrants as of June 30, 2002:

                                     Number of Shares             Average Price        Average Life
                                    ----------------------------------------------------------------

Balance at September 30, 2001       10,499,253                             1.47                2.56
Granted                             12,156,956                              .76                4.83
Expired / Canceled                  (5,483,190)                            1.35                3.57
                                    ----------------------------------------------------------------
Balance at June 30, 2002            17,173,019                             1.01                3.84
                                    ================================================================


The above warrants to purchase our common stock are exercisable at June 30, 2002, except for 685,000 shares acquirable pursuant to the exercise of warrants that are contingent upon the occurrence of certain future events, none of which have occurred.

On April 1, 2002, a ratchet price provision contained in warrants to purchase an aggregate of 5,483,190 shares of our common stock was triggered . These warrants had exercise prices ranging from $1.24 to $1.58. As of a result of such provision, the exercise price of these warrants was reduced to $0.75. All other terms of these warrants remained the same.

OPTIONS

In July 1999, we adopted the 1999 Omnibus Stock and Incentive Plan (the "1999 Plan") in order to grant stock options to purchase an aggregate of 2,750,000 shares thereunder. The plan is administered by the compensation committee of our board of directors. In July 2000, our shareholders adopted the 1999 Omnibus Stock and Incentive Plan, as amended and restated, primarily to increase the number of shares available under such plan from 2,750,000 to 5,750,000. In February 2001, our shareholders adopted an amendment to the 1999 Omnibus Stock and Incentive Plan, to increase the number of shares available under such plan from 5,750,000 to 8,750,000.


The following table summarizes activity related to options:

                                           Number of Shares      Weighted Avg.
Balance at September 30, 2001                 6,260,334           $1.5483
    Granted                                     563,749            0.9565
    Exercised                                  (183,394)           0.5000
    Forfeited                                  (754,940)           1.1119
                                          --------------------------------
Balance at June 30, 2002                      5,885,749           $1.5803
                                          ================================

All options to purchase our common stock issued to employees during the nine months ended June 30, 2002 were issued with exercise prices equal to or greater than fair market value on the date of issuance.


6.     COMMITMENTS AND CONTINGENCIES

We currently have a lease-purchase agreement with The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, for a 20-acre site for our first domestic facility. It is our intention to purchase the property within one year following completion of project financing for Wellsville. Rental payments under the lease-purchase agreement are $20,000 per month. To date, we have paid $450,000 for this option to purchase and such payments will be credited towards the purchase price.

7.       SUBSEQUENT EVENTS

In July 2002, we received commitments for $3,000,000 of interim funding, subject to certain conditions. Of this amount, $1,500,000 is a firm commitment through September 30, 2002. If, however, we do not meet certain milestones on or prior to September 30, 2002, each lender's obligation to fund their respective portion of the remaining $1,500,000 of this commitment is at the sole option of such lender. The funds will be used for general corporate and working capital purposes. The funds are being received periodically, and to date we have received a total of $938,997.

We are currently seeking to further waive an event of default that occurred under PFR's 7% Senior Secured Convertible Notes due November 2004 until February 23, 2003. As of August 14, 2002, we have received commitments to execute the waiver from holders representing $7,200,400 or approximately 64.3% principal amount of the notes entitled to waive such event of default; provided, however, this waiver is only effective if and when the noteholders representing
$11,200,400 aggregate principal amount execute this waiver. Based on our discussions with noteholders to date, management believes that it will receive waivers from sufficient noteholders to make the waiver effective. If, however, we are unable to obtain a waiver of this event of default from a sufficient number of noteholders, these notes may be accelerated and become due and payable upon the vote of the holders of at least 66 2/3% of the principal amount of the notes if the Company and the holders cannot agree on a plan of action for PFR and the Company, which would force us to take certain actions that could have material adverse effects on us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion includes forward-looking statements for purposes of the Securities Act of 1933 and the Securities Exchange Act of 1934, and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek', "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following:

     o one or more of the assumptions or other factors discussed in connection with particular forward-looking statements proves not to be accurate;
     o    mistakes in cost estimates and cost overruns;
     o the Company's inability to timely obtain financing for general operations, including the financing of plants and the marketing of the Company's products;
     o non-acceptance of one or more products of the Company in the market place for whatever reason;
     o    the Company's inability to support any product to meet market demand;
     o generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or consumers;
     o    development of a similar or competing technology;
     o the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems;
     o if the Company experiences labor and/or employment problems, such as the loss of key personnel, inability to hire and/or retain key personnel, etc.; and
     o if the Company experiences unanticipated problems and/or force majeure events (including, but not limited to, accidents, fires, acts of God etc.) or is adversely affected by problems of its suppliers, shippers, customers or others.

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto.

General

We are a technology-based, renewable resource company that has developed a patented process enabling us to produce high quality lubricating base oils from collected used lubricating oil in an environmentally beneficial and economical manner. We have worked over seven years and invested approximately $20 million in the development of this patented process. This technology also possesses the capability to produce both light distillate fuel and asphalt from collected used lubricating oil, in addition to high quality lubricating base oils.

We have invested the majority of our resources since inception on research and development of our patented ProTerra(R) technology, and expect to begin construction of our first reprocessing facility in Wellsville, Ohio, as soon as project financing is obtained. Operating start up is targeted for approximately 22 months after project financing is completed. Subsequent plants are anticipated for sites along the Gulf Coast, in the Northeast, Southeast, West Coast and in Europe.

Our patented technology has been validated through extensive pilot testing, and results have also been validated by two independent additive companies, as well as by leading technical experts in the refining and lubricating base oil processing industries. We have attracted and retained strong, experienced persons in management functions with a depth of expertise in commercializing new technologies, operating complex facilities, and in the used lubricants collection and lubricating base oil industries.

Our objective is to provide new outlets in the market for a material portion of the estimated 10 billion gallons of available used lubricating oil worldwide, as well as to supply high quality lubricating base oils that will comply with the new lubricating oil standards implemented in the United States for model year 2002 automobiles, and thereafter around the world.

The GF-3 motor oil standard requires that engines manufactured for new automobiles in model year 2002 be designed to use GF-3 motor oil. As a result, owners of 2002 model cars must use the GF-3 oil to meet the new car warranty specifications. In addition, as of April 2002, the American Petroleum Institute
(API) stopped licensing the GF-2 motor oils, the previous motor oil standard. Since the vast majority of motor oil distributors sell only API licensed motor oil, lubricating oil blenders that supply these distributors have largely switched to the GF-3 formulation. This has resulted in a significant increase in demand for GF-3 compliant lubricating base oil in the near term. Our ProTerra process is expected to produce GF-3 compliant lubricating base oil.

In addition, the Environmental Protection Agency has required that heavy-duty diesel engines reduce environmental emissions and this has caused engine manufacturers to make significant improvements in engine specifications, requiring improved engine oil. As a result, the API has announced that a new U.S. heavy-duty diesel oil standard named CI-4 will be licensed in September 2002. Our ProTerra process is expected to produce CI-4 compliant lubricating base oil.

Our base oil is also expected to meet the evolving standards for other lubricating oils, including automotive transmission fluids, hydraulic fluids and industrial engine oils. As a result, our goal is to take advantage of the significant market opportunities that may be available for high quality lubricating base oil producers that can meet these more stringent requirements.

Our Wellsville facility is expected to have an annual processing capability of 59 million gallons of used oil per year and is expected to produce for sale 40 million gallons of ProLubeTM lubricating base oil, 11 million gallons of ProPowerTM fuel oil, and 8 million gallons of ProBindTM asphalt, with no waste by-products other than an easily treatable waste water.

Over the next five years, our goal is to capture a portion of the increasing demand for higher quality lubricating base oils by producing approximately 200 million gallons annually through Wellsville and the construction and operation of four other U.S. facilities. There are approximately 300 independent lubricating oil blenders in the U.S. to which we can market our products. In that regard, we have secured long-term sales commitments with several lubricating oil blenders for approximately 70% of the lubricating base oil produced at the Wellsville facility. These blenders typically sell a range of products to both the automotive and industrial lubricants market.

In addition, there may be an even larger opportunity worldwide for us, especially in Europe, with countries encouraging renewable resources by providing incentives for processing used oil to produce high quality products. We are in negotiations with a large European company for the possible construction of a facility in France starting in 2004 with operations commencing in 2005.


As a reprocessor of used lubricating oil, we believe that we have a significant cost advantage over our competition who are refiners producing high quality lubricating base oil from crude oil feedstock. Through acquisitions of several used oil collectors, we have secured an inexpensive feedstock supply and are currently one of the largest used oil gatherers in the U.S. We currently collect enough feedstock to supply approximately 50% of the feedstock required for the Wellsville facility at an expected cost of approximately $10/barrel. This compares favorably to a projected cost of approximately $23/barrel for crude oil feedstock, which refiners pay. We have also secured the remaining feedstock to supply the Wellsville facility from third parties at market pricing. With total combined anticipated feedstock and operating costs of approximately $18/barrel, we expect to produce a high quality finished lubricating base oil and other associated products for less than what crude oil refiners pay for feedstock alone. As a result, we estimate that our Wellsville facility will generate average annual revenue of $54 million and achieve 47% EBITDA margins.

In order to initiate our plans, we have executed an agreement with the international engineering and construction firm Petrofac to provide engineering, procurement and construction (EPC) services for our planned initial facility in Wellsville, Ohio. The EPC agreement with Petrofac is supported by the Company's financial advisor; the senior lender's counsel; and the major independent engineering firm R. W. Beck.

We have also obtained a binding commitment from Swiss Re Financial Products Corporation (SRFP), an affiliate of Swiss Reinsurance Company, to provide a technology and market risk facility (Risk Facility) for our planned Wellsville project. The Risk Facility is designed to protect the senior lenders from certain deficiencies attributable to the technology process or from adverse market conditions. This commitment, which expires in October 2002, is subject to the execution of definitive agreements and certain other conditions.

Additionally, we have a strategic alliance with Environmental Resources Management (ERM), which calls for ERM to provide permitting and environmental management services for the Company. We, previously entered into an EPC alliance agreement with Bechtel Corporation (Bechtel), and although we have dissolved that EPC alliance agreement, we expect that a business relationship will continue to exist in selected areas with Bechtel. Both ERM and Bechtel are direct or indirect investors in Probex. In addition, we may from time to time develop further strategic relationships that we believe will contribute materially to the rapid implementation of our technology, on both a domestic and international basis.

In conjunction with the commercialization of our ProTerra technology, we have formed a wholly owned subsidiary, Probex Fluids Recovery, Inc. (PFR). We intend to secure the majority of our lubricating oil collection requirements through ownership of or joint ventures with additional strategically located collection companies in order to provide a more stable and economically attractive feedstock supply. However, we do not expect to pursue any further expansion or acquisitions until after completion of project financing. Until our reprocessing plants come on line, the used lubricants collected by PFR will continue to be sold into the fuel markets, providing cash flow to us and helping to offset overhead expenses incurred in commercialization of the ProTerra process. Once the Wellsville facility is constructed and in operation, the used oil will supply a secure and low cost feedstock for that facility and our primary source of revenue will then come from sales of our lubricating base oils and other associated products.

PFR collected approximately 30 million gallons of used lubricating oil in fiscal 2001, or approximately 50% of the feedstock requirement for our initial Wellsville facility. The remainder is covered through third-party commitments, though we anticipate increasing the Company-owned portion of collections prior to commencement of operations at Wellsville.

The commercialization of our technology, including the growth of our used lubricants collection business and the construction and operation of our initial plant facility, will require significant additional capital. While we believe that we will be successful, at this time, there can be no assurance that we will raise this additional capital upon terms acceptable to us. See the discussion below under the section "Liquidity and Capital Resources."

In August and September 2000, we were granted two patents from the U.S. Patent Office for our proprietary used lubricating oil processing technology. Together, the patents provide broad coverage for 102 claims of the ProTerra process, including pivotal elements, which de-chlorinate and de-foul the used oil. The patents give us the right to exclude others from using this technology in the United States through September 2017. In addition to these issued patents, ProTerra is protected by pending patents in major countries.

The Company's principal business address is 15510 Wright Brothers Drive, Addison, TX 75001. Our internet site can be accessed at www.probex.com (the contents of our web site are not intended to constitute part of this report).
The Company's fiscal year end is September 30. As of June 30, 2002, we had a total of 109 employees, of which 61 were in operations, 9 were in sales and marketing, 4 were in research and development and 35 were in finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

Wellsville Project

We are presently engaged in the development of our first production facility, to be located in Wellsville, Ohio, which will produce high quality lubricating base oil that complies with the latest U.S. passenger car motor oil standard called GF-3, as well as other associated products from collected used lubricating oil. Our high quality lubricating base oil is also expected to meet the evolving standards for other lubricating oils, including the heavy-duty diesel engine oils, automotive transmission fluids, and industrial engine oils.

We currently have a lease-purchase agreement for a 20-acre site, which is strategically located near Wellsville on the Ohio River in the center of large supply and product markets. It includes a barge dock, significant tankage, a rail spur, and will have rail and truck loading and unloading racks. We have obtained our material environmental permits, and the land has been cleared in anticipation of commencement of construction once project financing is obtained. It is our intention to purchase the property within one year following completion of project financing for Wellsville.

As noted earlier, we have executed a fixed price, fixed-schedule engineering, procurement and construction (EPC) contract with Petrofac for the Wellsville facility. This EPC agreement includes provisions encompassing industry-standard design, material, and workmanship warranties as well as appropriate and necessary credit-support commitments. We plan to operate this initial plant facility ourselves and utilize contracts for repair and maintenance. We envision that the maintenance contractor will be responsible for maintenance of the entire facility, including battery limit plant operations, material transfers and storage (scheduled and unscheduled). We will secure the necessary feedstock, operate the facility and market the products. The construction period for Wellsville is expected to be approximately 17 months, with a startup and performance testing period of an additional 5 months. The EPC costs for the facility are expected to be approximately $66 million. In total, we are seeking to raise approximately $130 million of project financing for Wellsville through a combination of $84 million of debt and $46 million of equity. Of the $130 million, approximately $124 million is for project costs, including insurance, development costs, and owners and financing costs. The remaining $6 million covers corporate overhead and contingency costs.

We have also obtain a binding commitment from SRFP to provide a Risk Facility for our planned Wellsville project. The Risk Facility is designed to protect the senior lenders from certain deficiencies attributable to the technology or from adverse market conditions. This commitment has been coordinated with cost and schedule guarantees included in the EPC agreement. This commitment, which expires in October 2002, is subject to the execution of definitive agreements and certain other conditions. Finally, we have secured multi-year executed product sales contracts necessary to provide the revenue streams to support our projected plant debt service requirements. While we believe that we will be successful in obtaining project financing, there can be no assurance that project financing will be obtained on terms acceptable to us or in a timely manner.


Financial Analysis of the Three and Nine Months Ended June 30, 2002 and 2001

Operating Revenue. Total operating revenue for the three months ended June 30, 2002, was $3,130,532 as compared to $3,647,828 for the three months ended June 30, 2001. Revenue recognized in the periods was primarily the result of sales to burner fuel markets by our used oil collection subsidiary and, to a much lesser extent, the result of collection fees paid by the used oil generators for picking up their used lubricating oil. The 14% decline in revenue for the period, compared with the same period a year ago, was primarily due to a 18% decline in sales volume. The decline in sales volume was partially offset by sales prices increasing by 4%. This was primarily due to lower collected volumes of used lubricating oil resulting from intense competition and difficulties in securing higher priced burner fuel markets for the used oil. Both the collections and burner fuel markets are now improving with the height of the summer asphalt paving season.

Total operating revenue for the nine months ended June 30, 2002, was $9,014,070 as compared to $11,328,002 for the nine months ended June 30, 2001. Revenue recognized in the periods was primarily the result of sales to burner fuel markets by our used oil collection subsidiary and, to a much lesser extent, the result of collection fees paid by the used oil generators for picking up their used lubricating oil. The 20% decline in revenue for the period, compared with the same period a year ago, was primarily due to a 16% decline in volume. Additionally, sales prices were 6% lower, which is attributable to lower crude oil prices and to intense competition.

Cost of Sales. Total cost of sales for the three months ended June 30, 2002 was $1,954,641 as compared to $1,709,157 for the three months ended June 30, 2001. The 14% increase in cost of sales was primarily the result of increased cost of approximately 39% related to the purchase of used lubricating oil and average collection costs. The effect of increased average cost was partially offset by a sales volume decrease of 18%.

Total cost of sales for the nine months ended June 30, 2002 was $5,866,577 as compared to $5,889,095 for the nine months ended June 30, 2001. The 0.4% decrease in cost of sales was primarily the result of decreased sales of approximately 16% less gallons of used lubricating oil and average collection costs per gallon increasing 18%.

Operating Expense. Total operating expense for the three months ended June 30, 2002 was $1,465,504 as compared to $1,769,856 for the three months ended June 30, 2001. Reductions in used lubricating oil collection infrastructure, including personnel reductions and closing unprofitable distribution centers, helped contribute to a 17% reduction in current quarter operating expenses.

Total operating expense for the nine months ended June 30, 2002 was $4,783,909 as compared to $4,233,190 for the nine months ended June 30, 2001. Approximately $223,000 of bad debt expense was incurred for the nine months ended June 30, 2002 to increase the Company's provision for doubtful accounts. The balance of the increase in operating expenses is the result of the replacement and expansion of used lubricating oil collection infrastructure that was put into place after the purchase of SES from the Pennzoil-Quaker State Company.

Research and Development. Total research and development expense for the three months ended June 30, 2002 was $343,570 as compared to $870,264 for the three months ended June 30, 2001. The decrease in research and development costs for the third quarter of fiscal 2002 versus the third quarter of fiscal 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, in comparative quarters, the Company decreased consulting expense by $251,000, decreased wages by $129,000, decreased travel by $33,000, and decreased laboratory analysis and supplies by $57,000.

Total research and development expense for the nine months ended June 30, 2002 was $1,140,140 as compared to $2,602,224 for the nine months ended June 30, 2001. The decrease in research and development costs for nine months ended June 30, 2002 versus the nine months ended June 30, 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, in comparative year to dates, the Company decreased consulting expense by $715,000, decreased wages by $346,000, decreased travel by $169,000, and decreased laboratory analysis and supplies by $164,000.

Selling, General and Administration. Total selling, general and administration expense for the three months ended June 30, 2002 was $1,068,025 as compared to $1,292,184 for the three months ended June 30, 2001. The decrease in selling, general and administration costs for the third quarter of fiscal 2002 versus the third quarter of fiscal 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, the Company was able to implement cost cutting initiatives, in comparative quarters, that decreased travel expense by $45,000, decreased legal expense by $51,000, decreased public relations expense by $44,000, decreased wages by $58,000 and decreased employee stock compensation expense by $86,000.However, placement agency fees related to raising funds increased by $19,000.

Total selling, general and administration expense for the nine months ended June 30, 2002 was $3,342,047 as compared to $4,881,518 for the nine months ended June 30, 2001. The decrease in selling, general and administration costs for the nine months ended June 30, 2002 versus the nine months ended June 30, 2001 was because the Company has substantially completed much of the work associated with the commercialization of our proprietary reprocessing technology, ProTerra. As result, the Company was able to implement cost cutting initiatives which decreased travel expense by $378,000, decreased legal expense by $296,000, decreased public relations expense by $122,000, decreased wages by $98,000 and decreased employee stock compensation expense by $260,000. In addition, placement agency fees related to raising funds decreased by $286,000.

Depreciation and Amortization. Total depreciation and amortization expense for the three months ended June 30, 2002 was $253,748 as compared to $274,662 for the three months ended June 30, 2001. The decrease in depreciation and amortization expense was the result of the Company adopting Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The third quarter of fiscal 2002 has $0 for goodwill amortization versus the $82,000 amortized for the third quarter of fiscal 2001. This goodwill related reduction in depreciation and amortization is offset by approximately $62,000 more depreciation due to the Company's increase in fixed assets.

Total depreciation and amortization expense for the nine months ended June 30, 2002 was $731,458 as compared to $868,261 for the nine months ended June 30, 2001. The decrease in depreciation and amortization expense was the result of the Company adopting Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The nine months ended June 30, 2002 has $0 for goodwill amortization versus the $317,000 amortized for the nine months ended June 30, 2001. This goodwill related reduction in depreciation and amortization is offset by approximately $180,000 more depreciation due to the Company's increase in fixed assets.

Interest - Net. Total interest - net expense for the three months ended June 30, 2002 was $1,381,307 as compared to $1,083,196 for the three months ended June 30, 2001. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of $947,650 related to corporate financing activities for the three months ended June 30, 2002 versus $876,856 related to corporate financing activities for the three months ended June 30, 2001.

Total interest - net expense for the nine months ended June 30, 2002 was $4,223,154 as compared to $5,810,960 for the nine months ended June 30, 2001. In accordance with the provisions of Financial Accounting Standard 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of $3,070,784 related to corporate financing activities for the nine months ended June 30, 2002 versus $5,250,420 related to corporate financing activities for the nine months ended June 30, 2001.

Liquidity and Capital Resources.

In July 2002, we received commitments for $3,000,000 of interim funding, subject to certain conditions. Of this amount, $1,500,000 is a firm commitment through September 30, 2002. If, however, we do not meet certain milestones on or prior to September 30, 2002, each lender's obligation to fund their respective portion of the remaining $1,500,000 of this commitment is at the sole option of such lender. The funds will be used for general corporate and working capital purposes. The funds are being received periodically, and to date we have received a total of $938,997. We believe that this interim financing, assuming the full commitment is received, will be sufficient to sustain our operations for calendar year 2002. While our goal is to obtain project financing for our planned Wellsville facility within that time frame, if we do not obtain our project financing and are unable to raise additional interim working capital to sustain our operations, we may be forced take certain action, which could have material adverse effects on our business prospects.

We are highly leveraged. At June 30, 2002, our current liabilities exceeded current assets by $22,657,480, and our stockholders' deficit was $5,127,788. Our existence and plans for commercializing our patented technology for reprocessing spent lubricating oil are dependent upon our ability to obtain the capital necessary to operate, primarily through the issuance of additional debt or equity.

We are currently involved in a process to raise project financing for the Wellsville facility, which would include sufficient funds for general corporate purposes and to provide sufficient working capital until operational start-up of the Wellsville facility.

All of our assets are currently encumbered by our short-term and long-term debt. We do, however, have the ability to incur an additional $4.8 million of indebtedness secured by a first priority security interest in Probex's intellectual property. We have approximately $11.5 million aggregate principal amount of short term and convertible debt that will mature on the earlier of February 28, 2003 or consummation of project financing for the construction of our first reprocessing facility.

In October 2001, as a result of not securing commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing these notes. In accordance with the Note Purchase Agreement, we believe that we fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we entered into a first amendment and waiver and consent to the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes as discussed above and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. We are currently seeking to further waive this event of default until February 23, 2003. As of August 14, 2002, we have received commitments to execute the waiver from holders representing $[_____ ], or approximately [ ]% principal amount of these notes; provided, however, this waiver is only effective if and when all the noteholders execute this waiver. If we are unable to obtain waivers of this event of default, these notes may be accelerated and become due and payable, which would force us to take certain actions that could have material adverse effects on us.

One noteholder who holds a note in the aggregate principal amount of $1,000,000, however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. This noteholder, however, executed the first amendment and waiver and consent to the note related to the default that occurred a result of our inability to secure commitments for project financing by September 30, 2001.

If the commitment from SRFP to provide a Risk Facility for our planned Wellsville project, expires prior to consummation of project financing, we will be required seek an extension of such commitment. If an extension is required and we are unable to obtain such extension, we may not be able to secure project financing for our planned Wellsville facility.

In order to continue with our business plan of commercializing our ProTerra technology, we will require significant additional capital during the remainder of calendar 2002 in the form of project financing. A significant portion of this amount will be used to finance the construction of our first reprocessing plant in Wellsville, Ohio. The remainder will be used for working capital and general corporate purposes. Presently, our only source of revenues is from the operations of our wholly owned subsidiary, PFR. However, there can be no assurance that project financing will be available, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain commitments for project financing during the remainder of calendar 2002 would have a material adverse affect on our business, results of operations and financial condition.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As of June 30, 2002, our contractual obligations are as follows:


 Contractual Obligations                                      Payments Due by Period
                               Total       Less than 1 year       1-3 years           4-5 years         After 5 years
-------------------------- -------------- ------------------- ------------------- ------------------- -------------------

Short-Term Debt (1)         $ 11,562,937        $ 11,562,937
-------------------------- -------------- ------------------- ------------------- ------------------- -------------------
Long-Term Debt (2) (3)      $ 13,371,484        $    286,949        $ 13,084,535
-------------------------- -------------- ------------------- ------------------- ------------------- -------------------
Capital Lease Obligations   $    243,023        $    139,406        $    103,617
-------------------------- -------------- ------------------- ------------------- ------------------- -------------------
Deferred Plant Design
Costs (4)                   $  8,984,680        $  8,984,680
-------------------------- -------------- ------------------- ------------------- ------------------- -------------------
Total (5)                   $ 34,162,124        $ 20,973,972        $ 13,188,152
-------------------------- -------------- ------------------- ------------------- ------------------- -------------------

(1) Includes $11,530,000 of bridge loans that mature on the earlier of February 28, 2003 or consummation of project financing aggregating at least $30,000,000 for the construction of our first reprocessing facility. These loans are convertible at any time at the option of the holder. Includes $32,937 outstanding under our line of credit. This number excludes interest accruing on this short-term debt.

(2) Includes $12,200,400 aggregate principal outstanding under notes issued by PFR, secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. Excludes interest accruing on this long-term debt. Further, assumes execution of the waiver currently being sought from the holders of these notes.

(3) Includes $125,000 that was deferred until receipt of proceeds from interim financing and $187,500 that was deferred until consummation of project financing for the construction of our first reprocessing facility.

(4) We have agreed to pay these costs upon completion of project financing for the construction of our first reprocessing facility.

(5)  Excludes unamortized discount of notes payable.




As of June 30, 2002, our other commercial commitments are as follows:


  Other Commercial       Total Amounts                         Amount of Commitment Expiration Period
     Commitments           Committed
---------------------- ------------------- ------------------- ------------------- ------------------- --------------------
                                            Less than 1 year       1-3 years           4-5 years          Over 5 years
---------------------- ------------------- ------------------- ------------------- ------------------- --------------------

Guarantees (1)               $ 12,200,400          -                 $ 12,200,400          -                    -
---------------------- ------------------- ------------------- ------------------- ------------------- --------------------

(1) Represents a guaranty issued by Probex in connection with the convertible notes issued by PFR. These notes are convertible at the option of the holder into Probex common stock. Assumes execution of the waiver currently being sought from the holders of these notes.


ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules goodwill, and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Application of the non-amortization provisions of the Statements is expected to result in an increase in net income of $422,550 ($0.01 per share) per year. During fiscal 2002, the Company will perform an impairment test of goodwill and indefinite lived intangible assets as of October 1, 2001. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We adopted FAS 144 as of October 1, 2001, and we do not expect that the adoption of the Statement will have a significant impact on our financial position and results of operations.

In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We have not determined the impact of the pronouncement.

PART II

OTHER INFORMATION



Item 1.     Legal Proceedings
--------------------------------------------------------------------------------

None


--------------------------------------------------------------------------------
Item 2.       Changes in Securities and Use of Proceeds

During the three months ended June 30, 2002, we issued the securities listed below:

In April, we:

o issued 4,136 shares of our common stock to a consultant as consideration for services rendered to us. The shares were issued at a value per share equal to $0.92.

o issued an aggregate of 3,788 shares of our common stock valued at $0.72 per share to placement agents pursuant to anti-dilution provisions contained in their respective placement agreements.

o issued warrants to purchase an aggregate of 3,148,767 shares of our common stock to lenders as consideration for the extension of the maturity date of short-term loans made to us. These warrants have an exercise price per share equal to $0.75 (subject to adjustment) and expire in April 2007.

o issued warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.75 (subject to adjustment), to two lenders in connection with a short-term loan made to us. These warrants expire in April 2007.

In May, we:

o declared and paid a dividend on our Series A 10% Cumulative Convertible Preferred Stock, or the Series A Preferred Stock, in the form of shares of our common stock. Pursuant to the terms of the Series A Preferred Stock, dividends are payable, at our option, in shares of common stock at a deemed value of $1.50 per share. The dividend payment on the Series A Preferred Stock was $264,063, resulting in the issuance of an aggregate of 176,042 shares of common stock.

In June, we:

o issued 333,333 shares of our common stock to holders of Probex Fluids Recovery, Inc.'s 7% Senior Secured Convertible Notes Due November 2004, pursuant to the First Amendment to Note Purchase Agreement. This amendment provides for the issuance of our common stock as consideration for the extension of certain registration rights granted under that certain Note Purchase Agreement, dated as of November 29, 2000, on a quarterly basis.

o issued 399,466 shares of our common stock upon the conversion of two Probex Fluids Recovery, Inc. 7% Senior Secured Convertible Notes Due November 2004, at conversion price of $0.75 per share. The holders tendered notes aggregating $299,600 in principal amount.


With respect to the issuance of common stock in lieu of cash as dividends on our Series A Preferred Stock, we relied on Section 2(a)(3) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as the dividend was not an event of sale. With respect to each of the other foregoing transactions, we relied on Section 4(2) of the Securities Act of 1933, as amended, as a basis for an exemption from registration of the securities issued, as none of the transactions involved any public offering.


Item 3.       Maturity of Short-term Notes and Defaults Upon Senior Securities
--------------------------------------------------------------------------------

As previously disclosed in our Form 10-KSB/A for the year ended September 30, 2001 and Forms 10-QSB for the quarters ended December 31, 2001 and March 31, 2002, an event of default occurred under the Note Purchase Agreement governing Probex Fluids Recovery, Inc.'s 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we entered into a first amendment and waiver and consent to the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes as discussed above and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. We are currently seeking to further waive this event of default until February 23, 2003. As of August 14, 2002, we have received commitments to execute the waiver from holders representing $7,200,400 or approximately 64.3% principal amount of the notes entitled to waive such event of default; provided, however, this waiver is only effective if and when the noteholders representing $11,200,400 aggregate principal amount execute this waiver. Based on our discussions with noteholders to date, management believes that it will receive waivers from sufficient noteholders to make the waiver effective. If, however, we are unable to obtain a waiver of this event of default from a sufficient number of noteholders, these notes may be accelerated and become due and payable upon the vote of the holders of at least 66 2/3% of the principal amount of the notes if the Company and the holders cannot agree on a plan of action for PFR and the Company, which would force us to take certain actions that could have material adverse effects on us.

One noteholder who holds a note in the aggregate principal amount of $1,000,000, however, has made claims that events of default are continuing. We currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. This noteholder, however, executed the first amendment and waiver and consent to the note related to the default that occurred a result of our inability to secure commitments for project financing by September 30, 2001.

--------------------------------------------------------------------------------
Item 4.       Submission of Matters to a Vote of Security Holders

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

Item 6.       Exhibits
--------------------------------------------------------------------------------



a)       EXHIBITS

         Exhibit
         Number                                      Description


        4.3.28 Form of Class "AS" Warrant, which expires on July 29, 2007 and has an exercise price per share equal to $0.75, subject to adjustment pursuant to ratchet pricing provisions.

        10.22.3.1 Form of Waiver and Consent and First Amendment to 7% Senior Secured Convertible Notes due November 29, 2004.

        10.33.3.1 First Amendment to Intercreditor and Security Agreement, dated as of July 26, 2002, by and among the Registrant, the collateral agent and the secured parties named therein.

        10.35 Agreement for Engineering, Procurement and Construction Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002. [Confidential Treatment Requested. This document has been separately filed with the Commission.]

        10.36.1 Loan Agreement, dated as of July 26, 2002, by and among the Registrant and the lenders named therein.

        10.36.2 Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement set forth as Exhibit 10.36.1 above.


 b) REPORTS ON FORM 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PROBEX CORP.
                                               (Registrant)



Date:    August 14, 2002                       By: /s/ Charles M. Rampacek
                                                  ------------------------------
                                                  Charles M. Rampacek, President
                                                  and Chief Executive Officer



Date:    August 14, 2002                       By: /s/ Bruce A. Hall
                                                  ------------------------------
                                                  Bruce A. Hall, Senior Vice
                                                  President and Chief Financial
                                                  Officer



Date:    August 14, 2002                       By: /s/ John N. Brobjorg
                                                  ------------------------------
                                                  John N. Brobjorg, Vice
                                                  President and Corporate
                                                  Controller