Form 10QSB/A
period 2002-06-30
PROBEX CORP
filed 2002-08-15
CIK 845880

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

EXPLANATORY NOTE: This Form 10-QSB is being amended solely for the purpose of inserting conforming information that was inadvertently omitted under Part I,
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The information inserted in the "Liquidity and Capital Resources" section, which included blanks in the original Form 10-QSB, is the same information that was fully reported and disclosed in the Form 10-QSB as originally filed under notes 4 and 7 to Notes to Consolidated Condensed Financial Statements (unaudited) and under Part II, Item 3, "Defaults Upon Senior Securities." The conforming information inserted in the "Wellsville Project" section was fully reported and disclosed in the original Form 10-QSB in the "Liquidity and Capital Resources" section.

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

We have also obtained a binding commitment from SRFP to provide a Risk Facility for our planned Wellsville project. The Risk Facility is designed to protect the senior lenders from certain deficiencies attributable to the technology or from adverse market conditions. This commitment has been coordinated with cost and schedule guarantees included in the EPC agreement. This commitment, which expires in October 2002, is subject to the execution of definitive agreements and certain other conditions. If the commitment from SRFP to provide a Risk Facility for our planned Wellsville project expires prior to consummation of project financing, we will be required to seek an extension of such commitment. If an extension is required and we are unable to obtain such extension, we may not be able to secure project financing for our planned Wellsville facility. Finally, we have secured multi-year executed product sales contracts necessary to provide the revenue streams to support our projected plant debt service requirements. While we believe that we will be successful in obtaining project financing, there can be no assurance that project financing will be obtained on terms acceptable to us or in a timely manner.


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

In October 2001, as a result of not securing commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing PFR's 7% Senior Secured Convertible Notes Due November 2004. In accordance with the Note Purchase Agreement, we believe that we fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we entered into a first amendment and waiver and consent to the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes as discussed above and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. We are currently seeking to further waive this event of default until February 23, 2003. As of August 14, 2002, we have received commitments to execute the waiver from holders representing $7,200,400, or approximately 64.3% principal amount of the notes entitled to waive such event of default; provided, however, this waiver is only effective if and when the noteholders representing $11,200,400 aggregate principal amount execute this waiver. Based on our discussions with noteholders to date, management believes that it will receive waivers from sufficient noteholders to make the waiver effective. If, however, we are unable to obtain a waiver of this event of default from a sufficient number of noteholders, these notes may be accelerated and become due and payable upon the vote of the holders of at least 66 2/3% of the principal amount of the notes if the Company and the holders cannot agree on a plan of action for PFR and the Company, which would force us to take certain actions that could have material adverse effects on us.


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

If the commitment from SRFP to provide a Risk Facility for our planned Wellsville project expires prior to consummation of project financing, we will be required to seek an extension of such commitment. If an extension is required and we are unable to obtain such extension, we may not be able to secure project financing for our planned Wellsville facility.

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


Item 3.       Maturity of Short-term Notes and Defaults Upon Senior Securities
--------------------------------------------------------------------------------

As previously disclosed in our Form 10-KSB/A for the year ended September 30, 2001 and Forms 10-QSB for the quarters ended December 31, 2001 and March 31, 2002, an event of default occurred under the Note Purchase Agreement governing Probex Fluids Recovery, Inc.'s 7% Senior Secured Convertible Notes, Due November 2004. In accordance with the Note Purchase Agreement, we believe that we fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we entered into a first amendment and waiver and consent to the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes as discussed above and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. We are currently seeking to further waive this event of default until February 23, 2003. As of August 14, 2002, we have received commitments to execute the waiver from holders representing $7,200,400, or approximately 64.3% principal amount of the notes entitled to waive such event of default; provided, however, this waiver is only effective if and when the noteholders representing $11,200,400 aggregate principal amount execute this waiver. Based on our discussions with noteholders to date, management believes that it will receive waivers from sufficient noteholders to make the waiver effective. If, however, we are unable to obtain a waiver of this event of default from a sufficient number of noteholders, these notes may be accelerated and become due and payable upon the vote of the holders of at least 66 2/3% of the principal amount of the notes if the Company and the holders cannot agree on a plan of action for PFR and the Company, which would force us to take certain actions that could have material adverse effects on us.

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

Item 6.       Exhibits
--------------------------------------------------------------------------------



a)       EXHIBITS

         Exhibit
         Number                                      Description


        4.3.28* Form of Class "AS" Warrant, which expires on July 29, 2007 and has an exercise price per share equal to $0.75, subject to adjustment pursuant to ratchet pricing provisions.

        10.22.3.1*  Form of Waiver and Consent and First  Amendment to 7% Senior
                    Secured Convertible Notes due November 29, 2004.

        10.33.3.1*  First  Amendment to  Intercreditor  and Security  Agreement,
                    dated as of July 26, 2002, by and among the Registrant, the collateral agent and the secured parties named therein.

        10.35 Agreement for Engineering, Procurement and Construction Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002. [Confidential Treatment Requested. This document has been separately filed with the Commission.]

        10.36.1* Loan Agreement, dated as of July 26, 2002, by and among the Registrant and the lenders named therein.

        10.36.2* Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement set forth as Exhibit 10.36.1 above.


*Previously Filed.


 b) REPORTS ON FORM 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PROBEX CORP.
                                               (Registrant)



Date:    August 15, 2002                       By: /s/ Charles M. Rampacek
                                                  ------------------------------
                                                  Charles M. Rampacek, President
                                                  and Chief Executive Officer



Date:    August 15, 2002                       By: /s/ Bruce A. Hall
                                                  ------------------------------
                                                  Bruce A. Hall, Senior Vice
                                                  President and Chief Financial
                                                  Officer



Date:    August 15, 2002                       By: /s/ John N. Brobjorg
                                                  ------------------------------
                                                  John N. Brobjorg, Vice
                                                  President and Corporate
                                                  Controller