Form 10KSB
period 2002-09-30
PROBEX CORP
filed 2002-12-26
CIK 845880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002.
OR
[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to_____________

Commission File Number 001-15567
                       ---------

                                  PROBEX CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           DELAWARE                                               33-0294243
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

15510 WRIGHT BROS. DRIVE
ADDISON, TX                                                                75001
(Address of Principal Executive Offices)                              (Zip code)

                                 (972) 788-4772
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class              Name of Each Exchange on Which Registered
COMMON STOCK, $0.001 PAR VALUE                  AMERICAN STOCK EXCHANGE

Securities registered under Section 12(g) of the Exchange Act:        NONE
                                                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $12,686,471

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of December 3, 2002 was $5,442,621. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of December 3, 2002, there were 39,048,795 shares of the common stock, $0.001 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format:       Yes [ ]   No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE.

                                  PROBEX CORP.
                                      INDEX

                                                                                                           Page No.
Special Note Regarding Forward Looking Statements.................................................................1

PART I
         Item 1.  Description of Business.........................................................................3

         Item 2.  Description of Properties......................................................................18

         Item 3.  Legal Proceedings..............................................................................18

         Item 4.  Submission of Matters to a Vote of Security Holders............................................18

PART II
         Item 5.  Market for the Common Stock and Related Stockholder Matters....................................19

         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........25

         Item 7.  Financial Statements...........................................................................36

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........63

PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                      with Section 16(a) of the Exchange Act.....................................................63

         Item 10. Executive Compensation.........................................................................67

         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters........................................................................74

         Item 12. Certain Relationships and Related Transactions.................................................77

         Item 13. Exhibits and Reports on Form 8-K...............................................................81

         Item 14. Controls and Procedures........................................................................90

SIGNATURES.......................................................................................................92

CERTIFICATIONS...................................................................................................94

                SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

         Included in this Form 10-KSB are "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although we believe that the expectations reflected in these forward looking statements are reasonable, we can give no assurance that these expectations reflected in these forward looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward looking statements as a result of certain factors, including matters described in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward looking statements include those that use forward looking terminology, such as the words "anticipate," "believe," "estimate," "expect," "intend," "may," "project," "plan" and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward looking statements are reasonable and achievable, these statements involve risks and uncertainties and no assurance can be given that the actual results will be consistent with these forward looking statements. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following:

         o we have a history of operating losses, and we expect our losses to continue;

         o our current revenue is derived from services that we do not expect to be sources of revenue in the future;

         o in addition to our financing arrangement with Fusion Capital, we will require additional financing;

         o the time and capital expenditures required for us to develop our technology and become profitable are uncertain;

         o we may not be successful in securing project financing for our planned Wellsville reprocessing facility;

         o we may have to relocate the site of our planned Wellsville reprocessing facility;

         o our substantial debt obligations impair our liquidity and financial condition;

         o a default under our debt instruments could result in the termination of our business;

         o we may be dependent on a technology and market risk facility to finalize project financing for our planned reprocessing facility;

         o we may not succeed in replicating our reprocessing technology in a full-scale production facility;

         o we may not be able to secure a constant and consistent supply of used lubricating oil for our planned reprocessing facility;

         o environmental issues could cause us to incur clean-up costs or other liabilities;

         o environmental laws, regulations and other legal obligations may have a material adverse effect on our operations;

         o adverse market conditions and volatility of lubricating oil prices may adversely effect our operations;

         o    we may not be able to respond to changes in motor oil standards;
              and

         o competition in the lubricating base oil market is intense and many of our competitors have substantially greater resources than we do.

         All forward looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         We are a technology-based, renewable resource company that is engaged in the commercialization of our patented ProTerra(R) process. We have invested the majority of our resources since inception on research, development and commercialization of our patented ProTerra technology, which has the ability to reprocess used lubricating oil into at least three products that we intend to market to commercial and industrial customers. The three primary products are:

         o ProLube(TM) lubricating base oil, which will be suitable for consumer automotive, heavy-duty diesel engine and industrial product formulation needs;

         o ProPower(TM) fuel oil, useful as a low-ash industrial fuel or refinery feed for the manufacture of gasoline; and

         o ProBind(TM) asphalt flux, which will compete with other asphalt flux products.

         To date, we have produced trial amounts of our products using the ProTerra process in our process demonstration facility, formerly located in Carrollton, Texas. We expect to begin construction of our first full-scale reprocessing facility in the United States near Wellsville, Ohio once financing for the project is obtained. Commencement of operations at this facility is targeted for approximately 17 months after project financing is completed, with an anticipated startup and performance testing period of an additional five months. In the longer term, we foresee additional domestic facilities along the gulf coast and the west coast and in the northeast and southeast. In addition, we recently formed a joint venture with subsidiaries of a European company to build and operate a used oil reprocessing facility in France. This joint venture may build other facilities in Europe and elsewhere around the world outside the United States. We may also build one or more used oil-reprocessing facilities either alone or in alliance with companies other than our European co-venturers. While our primary business upon completion of one or more of these proposed facilities will be the production of high-quality lubricating base oils and associated products from collected used lubricating oils, our current revenues are solely derived from our used oil collection and sales operations in the United States.

         We have incurred net losses since we began to focus our attention on the research, development and commercialization of our ProTerra process in 1994. We had net losses of $21.6 million for the year ended September 30, 2002 and $16.5 million for the year ended September 30, 2001. In addition, we had negative cash flows from operations of $4.2 million for the year ended September 30, 2002 and $9.4 million for the year ended September 30, 2001. At September 30, 2002, our current liabilities exceeded our current assets by $37.2 million, our stockholders' deficit was $13.4 million, and we had an accumulated deficit of $53.8 million.

         The independent auditors' reports to our financial statements for the years ended September 30, 2002 and September 30, 2001 include an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from our inability to continue as a going concern.

         We expect to continue to incur losses as we increase our expenditures to commercialize our reprocessing technology. The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements.

OUR MARKET OPPORTUNITY

         Today, used lubricating oils are often burned or improperly disposed of with serious damaging impact to soil, water and air. Our objective is to reprocess a portion of the estimated 10 billion gallons of annually available used lubricating oil worldwide to supply high-quality reprocessed lubricating base oils to commercial and industrial customers while at the same time benefiting our environment. We anticipate that the products made with these base oils will be able to comply with automotive, heavy-duty diesel engine and industrial lubricating oil standards currently in effect in the United States and several other countries. These standards are intended to reduce environmental emissions, improve fuel economy, improve lubrication under widely divergent temperature conditions and meet design specifications of new types of engines. Products made from our reprocessed lubricating base oil is also expected to meet a number of the evolving standards for other lubricating oils, including vehicular transmission fluids, hydraulic fluids and industrial and agricultural engine oils. As a result, we believe we will be able to take advantage of market opportunities that may be available for high-quality lubricating base oil producers that can provide oil to make products that meet these more stringent requirements.

OUR TECHNOLOGY

         We believe that our patented ProTerra process will improve the economics of used lubricating oil reprocessing by reprocessing used lubricating oils into high-quality lubricating base oils at lower costs than has been possible to date. In addition, unlike other existing commercial reprocessing methods, rather than just recovering the original lubricating base oil, our ProTerra process is expected in many cases to improve the quality beyond original performance capabilities.

         Historically, sophisticated separation units used by the refining or petrochemical-processing industries have not often been employed to extract lubricating base oil from certain types of used oils because employing this type of equipment to reprocess used lubricating oil often resulted in fouling within the reprocessing equipment, requiring the equipment to be shut down for cleaning. To address this fouling problem, existing commercial reprocessors have used relatively ineffective and maintenance-intensive separation equipment, which is designed to reduce fouling rather than provide effective separation. This, in turn, has necessitated additional reprocessing equipment and additional costs to rectify the shortcomings of the separation process.

         Our ProTerra process employs a technique in the initial reprocessing stage that, under the prescribed processing conditions, virtually eliminates used lubricating oil's propensity to foul. This allows us to apply proprietary adaptations of distillation and separation technologies to more effectively reprocess used lubricating oils and produce high quality base oil products. While these results have been achieved in our process demonstration facility, we cannot assure you that the same results will be achieved on a full commercial production scale.

OUR PRODUCTS

         Our ProTerra technology reprocesses used lubricating oil into three primary products that we intend to market under the tradenames ProLube, ProPower and ProBind.

         ProLube Base Lubricating Oil. Our ProLube lubricating base oil is the primary product produced by our ProTerra process. Suitable as a component for a variety of commercial automotive, heavy-duty diesel engine and industrial applications, it is expected to account for approximately 68% of the yield from our planned reprocessing facilities and we anticipate that it will be the source of a substantial portion of our future revenue.

         ProPower Light Distillate Fuel Oil. Our ProTerra process also produces a light distillate that is useful as a low-ash industrial fuel or refinery feed for the manufacture of gasoline. The light distillate and secondary fuel products are expected to account for approximately 19% of the yield of our planned reprocessing facilities.

         ProBind Asphalt Flux. The final product produced by our ProTerra process is ProBind asphalt flux, which will compete with other asphalt flux products. It is expected to account for approximately 13% of the yield of our planned reprocessing facilities.

PLANNED REPROCESSING FACILITIES

         Wellsville, Ohio. We have entered into an option agreement that allows us to purchase a 22-acre site located near Wellsville, Ohio on the Ohio River in the center of large supply and product markets. This option expires on February 28, 2003. The site includes a barge dock, significant above-ground tankage and rail access. To initiate construction of a full-scale reprocessing facility with the ability to reprocess up to approximately 54 million gallons of used lubricating oil annually on this site, we will require funding of approximately $130.0 million. To obtain this funding, we are actively pursuing several alternative financing structures, including the issuance of additional debt and equity securities and a leveraged lease transaction. We are also working with the Swiss Re Group to evaluate its willingness to issue a new commitment to provide a "technology and market risk facility" in connection with various financing alternatives currently under consideration for the planned Wellsville facility. We expect that a technology and market risk facility will under most foreseeable circumstances be required to protect our senior project lenders from certain risks associated with funding the construction process. Our previous technology and market risk facility commitment from Swiss Re Financial Products Corporation expired October 18, 2002, as expected, in accordance with its terms. Although we believe a commitment to provide a technology and market risk facility will ultimately be necessary to complete the financing activities, we do not anticipate finalizing the issuance of such a commitment until terms of the financing are fully structured. While we will use our best efforts to obtain project financing and a new commitment from Swiss Re, we cannot assure you that our efforts will be successful.

         In anticipation of obtaining our project financing, we have executed a fixed-price, fixed-schedule agreement with the international engineering and construction firm Petrofac LLC to provide engineering, procurement and construction services for the planned Wellsville facility. We are currently evaluating the most cost effective method of operating this initial facility, either with our personnel or with third party contractors. We plan to use an outside contractor for repair and maintenance. We envision that this contractor will be responsible for maintenance of the entire facility. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance testing period of an additional five months. Additionally, we currently intend to engage Environmental Resources Management to provide permitting and environmental consulting services for us during the construction process. Nicholas Hollingshad, one of our directors, serves as operations director of Environmental Resources Management.

         French Facility. On December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of a European company to build and operate used oil reprocessing facilities using our patented ProTerra technology. We currently expect that the joint venture entity will build its first facility in France. We acquired a 15% ownership interest in the joint venture, and two subsidiaries of the European company hold the remaining 85% ownership interest. The planned French facility will be designed to reprocess up to 120,000 metric tons (approximately 36 million gallons) of used oil each year. The first phase of the project involves the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The joint venture agreements require the planned French facility and any future facilities built by the joint venture to use our ProTerra process.

         The planned French facility is expected to cost the joint venture about $50.0 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. Of the remaining capital requirement, the joint venture expects to finance at least $37.2 million from unaffiliated financial institutions, with the remainder coming from equity investments by us and our European co-venturers. We anticipate approximately $1.9 million will be required to meet our equity share of the project through startup and construction. We expect to fund our share of the equity through cash on hand and loans from third parties. The assets of the planned French facility would secure these loans and, if requested by the joint venture's lenders, we would be required to guaranty up to 15% of the joint venture's borrowings unless we elect to withdraw from the joint venture. Based on an estimated borrowing of $37.2 million, we would therefore be required to guaranty approximately $5.6 million of the amount borrowed. The joint venture agreements are denominated in Euros and have been translated into U.S. Dollars at a conversion rate of 1 to 1.

         We have granted the joint venture an exclusive license to use our patented ProTerra technology in Europe. Accordingly, we cannot build or operate any used oil reprocessing facilities there or invest in or assist any other companies that do, except through the joint venture. Outside of Europe, we have granted the joint venture a nonexclusive license to build facilities using our ProTerra technology everywhere in the world except the United States and, at least until December 31, 2005, Japan. The joint venture's exclusive license to use our ProTerra process in Europe will become nonexclusive in any European country where the joint venture has not begun construction of a facility within five years after commissioning of the second line of the French facility. In return for granting the joint venture these licenses, we will receive a license fee upon construction of the French facility and each subsequent facility. In addition to our 15% interest in the joint venture, we have the right to purchase a direct 20% equity interest in any facility built outside France. The purchase terms we are offered in these cases must be at least as favorable as those granted to the joint venture. Further, if we cease to own an interest in the joint venture, we, in some cases, would be entitled to receive royalty payments based on a percentage of the net sales of base lubricating oils sold by most or all of the facilities and our right to purchase a 20% equity interest in facilities outside of France will terminate.

OUR SUPPLY OF USED LUBRICATING OIL

         We believe Safety-Kleen Corporation and U.S. Filter collect approximately 27% of all available used lubricating oil appropriate for use as reprocessing feedstock. The remainder of the used lubricating oil collection industry in the U.S. is highly fragmented. There are a number of mid-size regional companies and hundreds of small local collection companies that collect used lubricating oils. In May 2000, we acquired substantially all of the assets of Petroleum Products, Inc. and Intercoastal Trading Company, Inc. through our wholly-owned subsidiary, Probex Fluids Recovery, Inc. Petroleum Products and Intercoastal Trading are in the business of collecting, purchasing, selling, delivering or marketing used petroleum products in Ohio and Kentucky. In September 2000, Probex Fluids Recovery acquired substantially all of the assets of Specialty Environmental Services, a division of Pennzoil-Quaker State Company. Specialty Environmental Services is in the business of collecting, purchasing, selling and delivering used lubricating oil and related products in certain portions of a select number of states in the southern and southeastern United States. To date, we do not have binding commitments to supply the entire amount of used lubricating oil required as feedstock for our planned Wellsville facility. As a result, we will have to enter into one or more agreements with third parties to supply our short fall.

OUR COMPETITION

         Safety-Kleen is the largest domestic reprocessor of used lubricating oil into lubricating base oil and, therefore, is a prospective competitor. Safety-Kleen has recently completed an upgrade to its East Chicago, Indiana refinery, which resulted in a shift in the base oils it produces and a change in the volume of base oils suitable to manufacture the most popular grades of motor oil. We believe this change in the product volumes reduces Safety-Kleen's capability to provide the balance of base oils to meet the needs of their customers. Safety-Kleen also uses a non-proprietary thin or wiped film process at its East Chicago facility that currently reprocesses a substantial amount of used oil each year into lubricating base oil, fuel and asphalt byproducts. Evergreen Oil Inc. and Mohawk Oil employ a similar technology at a relatively smaller reprocessing facility in Northern California and Canada, respectively. Other known competing technologies include:

         o    IFP/Viscolube's thermal deasphalting process;

         o    Universal Oil Products' HyLube direct contact hydrogenation;

         o    Interline Resources Corporation's propane extraction system;

         o    Sotolub's used oil recycling process;

         o    Acid/clay reprocessing employed by numerous small reprocessors;
              and

         o    Avista/Emprotec's proprietary process.

Many of these competitors also offer their services in Europe and could compete with any operations we or our joint venture may commence in the future in Europe.

OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL

         On August 29, 2002, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase, on each trading day during the term of the agreement, up to $25,000 of our common stock up to an aggregate of $20.0 million. Fusion Capital is not obligated to purchase our stock in the event that the purchase price falls below $0.20 per share or if we are otherwise in default under the Fusion agreement. Additionally, Fusion Capital is not required under the common stock purchase agreement to begin purchasing shares until the Securities and Exchange Commission has declared effective a registration statement relating to at least 15,000,000 shares of our common stock. Accordingly, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale by Fusion Capital of 16,923,077 shares of our common stock on November 25, 2002, and intend to file an amendment to this registration statement on the date of this Form 10-KSB. The amount and timing of proceeds that we will receive under the Fusion agreement, if any, is uncertain. We have not received any proceeds from sales to Fusion Capital as of the date of this Form 10-KSB.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property protection strategy is twofold. The first element of the strategy is patent protection. We have filed for and hope to secure the broadest possible patent protection for the core elements of our technology in as many major world markets as possible where patents are recognized and enforced. We have received from the United States Patent Office two patents covering 102 claims and also have received patent protection in Australia and New Zealand. The U.S. patents cover our de-fouling pretreatment and distillation processes until 2017 and the Australian and New Zealand patents extend until 2018. We have filed patent applications in other countries that cover the intellectual property included in existing patents where we deem patent protection desirable.

         The second element of our intellectual property strategy is the protection of our trade secrets. Our patent applications were filed in 1997 and early 1998 before the major portion of our initial product demonstration program was completed. Accordingly, essentially all of the process condition optimizations developed through initial product demonstration have not been disclosed under our patent filings. We presently intend to maintain this information as a closely protected trade secret, thereby providing a significant measure of intellectual property protection even in markets where patents are effectively unenforceable.

         We also have applied for or received trademark protection for our brand and trade names in the United States and several other countries and intend to vigorously defend our marks.

ENVIRONMENTAL LAWS AND LIABILITIES

         Our activities are subject to substantial regulation by foreign, federal, state and local government agencies under laws that regulate the environment, health, safety, zoning, land-use and permitting. In September 1992, the Environmental Protection Agency, or EPA, enacted regulations that specifically govern the management of used oils. Although used oil meeting specified requirements and directed for reprocessing is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous wastes, which may adversely affect us. Permits, registrations and other governmental authorizations are generally required for our business operations and facilities, including our planned facility near Wellsville, Ohio. The permits, registrations and other authorizations required to start construction are largely in place, but we must still obtain some key permits to continue construction of the planned Wellsville facility and our existing authorizations are subject to revocation, modification and renewal. We cannot assure you that regulatory authorizations yet to be obtained for the planned facility near Wellsville and other planned facilities in the United States and abroad will be issued by regulatory authorities. Furthermore, if we are unsuccessful in our efforts to renew our option to purchase the Wellsville, Ohio site and are forced to seek another location for the planned facility, we will be required to restart the process of obtaining appropriate permits for construction and use of the surrounding land. Some of the principal laws and regulations affecting our business are as follows:

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as CERCLA or Superfund, establishes a program for federally directed response or remedial actions with respect to the discharge of hazardous substances, pollutants or contaminants, including waste oil, into the environment. The law authorizes the federal government either to seek a binding order directing responsible parties to undertake these actions or authorizes the federal government to undertake these actions and then to seek compensation for the cost of clean-up and other damages from potentially responsible parties. Private parties are also allowed to seek compensation for the cost of clean-up and other damages from potentially responsible parties. The Superfund Amendments and Re-Authorization Act of 1986 adopted more detailed and stringent standards for remedial action at Superfund sites, and clarified provisions requiring damage assessments to determine the extent and monetary value of injury to natural resources. CERCLA defines several classes of parties who may be considered jointly and severally liable under CERCLA, including current and previous owners and operators of contaminated property. Persons who generate or arrange for the disposal or treatment of hazardous or toxic substances or other wastes may also be liable for the costs of removal or remediation of contamination at a disposal or treatment facility, whether or not the facility is or ever was owned or operated by these persons.

         The Resources Conservation and Recovery Act of 1976, or RCRA, established a comprehensive regulatory framework for the management of hazardous waste at facilities and regulation of underground storage tanks. This legislation establishes a "cradle-to-grave" system for the management of hazardous waste, imposing upon all parties who generate, transport, treat, store or dispose of waste, above certain minimum quantities, requirements for performance, testing and record keeping. RCRA also requires permits for construction, operation and closure of facilities and requires post-closure care and monitoring. The legislation was amended in 1984 to:

         o increase the scope of the regulation of small quantity waste generators and waste oil handlers and reprocessors;

         o    require corrective action at hazardous waste facilities;

         o    phase in restrictions on disposal of hazardous waste; and

         o require the identification and regulation of underground storage tanks containing petroleum and other chemicals.

         The Clean Air Act of 1970, as amended in 1977, establishes National Ambient Air Quality Standards for certain air pollutants, which are to be achieved by the individual states through State Implementation Plans. The legislation regulates the quantity and quality of emissions from specific industrial sources. For toxic emissions, the Clean Air Act authorizes the Environmental Protection Agency, or EPA, to regulate emissions from industrial facilities directly. The EPA under the Clean Air Act has also established emission limits for new sources of pollution, and is responsible for ensuring compliance with air quality standards. The Clean Air Act requires regulated emission sources to obtain operating permits, which commonly impose emission limitations and standards.

         The Clean Water Act of 1972, as amended in 1987, establishes water pollutant discharge standards. The legislation requires states to set water quality standards for significant bodies of water within their boundaries and to ensure attainment or maintenance of those standards. Most industrial and government facilities must apply for and obtain discharge permits, monitor pollutant discharges and under certain conditions reduce certain discharges. The National Pollutant Discharge Elimination System authorizes the federal and state governments to issue permits for the discharge of pollutants into the waters of the United States. State programs must be consistent with minimum federal requirements, although they are commonly more stringent. Permits are also required under this legislation for, among other things, certain industrial discharges of storm water.

         The Safe Drinking Water Act, as amended in 1986, regulates public water supplies by requiring the EPA to establish primary drinking water standards. These standards also guide the EPA in seeking clean-up of groundwater resources.

         The Oil Pollution Act of 1990 imposes liability for oil discharges, or threats of discharge, into the navigable waters of the United States on the owner or operator of the responsible vessel or facility. Oil is defined to include oil refuse and oil mixed with wastes other than dredged spoil, but does not include oil designated as a hazardous substance under CERCLA. This legislation requires the responsible party to pay all removal costs, including the costs to prevent, minimize or mitigate oil pollution in any case in which there is a discharge or a substantial threat of an actual discharge of oil. In addition, the responsible party may be held liable for damages for injury to natural resources, loss of use of natural resources and loss of revenues from the use of these resources.

         The EPA has authorized many states to enforce regulations promulgated under federal programs. In addition, there are numerous state and local authorities that regulate the environment, health and safety, some of which impose stricter standards than federal laws and regulations. Some states have enacted legislation which generally provides for registration, recordkeeping, permitting, inspection and reporting requirements for transporters, collectors and processors of hazardous waste and used oil. The penalties for violations of environmental laws include injunctive relief, recovery of damages for injury to air, water or property and fines for noncompliance. In addition, state and federal common law causes of action also impose liability upon a party for environmental conditions and operations affecting the environment and third parties may use these laws to seek recovery for personal injury or property damage associated with environmental contamination.

         Many foreign governments impose laws and regulations relating to the protection of the environment and the discharge of pollutants in the environment. These laws and regulations could impose significant liability on us for damages, clean-up costs and penalties for discharges of pollutants in the environment, as well as injunctive relief. In addition, some foreign governmental agencies have established pollution control programs, which include environmental permitting, monitoring and surveillance, data collection and environmental impact assessments.

         Environmental laws, including those discussed above, generally impose significant penalties for noncompliance. Environmental laws applicable to our business also impose liability for the remediation and other response to adverse environmental conditions, commonly regardless of fault. As the lessee and owner of real property, many with long histories of industrial use, we may be held responsible for environmental liabilities.

         It is possible that future developments, such as stricter environmental laws, regulations or enforcement policies, could affect the handling, manufacture, use, emission or disposal of substances or pollutants associated with our business. Moreover, some risk of environmental costs and liabilities is inherent in our particular operations and products, as it is with other companies engaged in similar businesses. We cannot assure you that we will not incur significant costs in complying with these laws. Due to increasingly stringent environmental regulations arising from current and future requirements of proposed laws, we may have significant capital requirements for environmental projects in the future.

EMPLOYEES

         As of December 13, 2002, we had a total of 101 full-time employees, of which 72 were in operations, eight were in sales and marketing, four were in research and development, and 17 were in finance and administration. We also have seven part-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good.

                                  RISK FACTORS

         The value of an investment in Probex Corp. will be subject to the significant risks inherent in our business. You should carefully consider the risks and uncertainties described below and other information included in this Form 10-KSB before purchasing our common stock. If any of the events described below occur, our business and financial results could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE EXPECT OUR LOSSES TO CONTINUE.

         We have incurred net losses since we began to focus our attention on the research, development and commercialization of our ProTerra process in 1994. We had net losses of $21.6 million for the year ended September 30, 2002 and $16.5 million for the year ended September 30, 2001. In addition, we had negative cash flows from operations of $4.2 million for the year ended September 30, 2002 and $9.4 million for the year ended September 30, 2001. At September 30, 2002, our current liabilities exceeded our current assets by $37.2 million, our stockholders' deficit was $13.4 million, and we had an accumulated deficit of $53.8 million.

         The independent auditors' reports to our financial statements for the years ended September 30, 2002 and September 30, 2001 include an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from our inability to continue as a going concern.

         We expect to continue to incur losses as we increase our expenditures to commercialize our reprocessing technology. The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements.

OUR CURRENT REVENUE IS PRIMARILY DERIVED FROM SERVICES THAT WE DO NOT EXPECT TO BE MAJOR SOURCES OF REVENUE IN THE FUTURE.

         We have not commercially offered for sale any of our reprocessed lubricating base oil products and will not do so until after we secure project financing and our planned Wellsville reprocessing facility is completed. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance testing period of an additional five months. We currently derive all of our revenue from the services provided by our subsidiaries, Petroleum Products, Inc., Intercoastal Trading Company, Inc. and Specialty Environmental Services. Through those entities, we buy and sell used lubricating oil primarily in Kentucky, Ohio and certain portions of a select number of states in the southern and southeastern United States. We do not believe our revenue from the collection and sale of used lubricating oil will reflect the allocation of revenue we expect from our future lines of business.

WE WILL REQUIRE ADDITIONAL FINANCING TO CONDUCT OUR OPERATIONS AND FUND CONSTRUCTION OF OUR PLANNED FACILITIES.

         We do not currently have sufficient financial resources to fund our operations. We will require substantial additional capital to fund our future operations and construction of our planned reprocessing facilities. We can give you no assurances that this additional capital will be available in sufficient amounts or at all when needed.

         We anticipate approximately $6.0 million of additional capital will be required to sustain our operations through the end of fiscal year 2003 (excluding Wellsville and European joint venture project costs), approximately $130.0 million will be required to fund the construction and start up of our planned Wellsville facility, and approximately $1.9 million will be required to meet our equity share of our European joint venture through start-up and construction of the French facility. We are seeking funding for the construction of our planned Wellsville facility. We can give no assurance that we will be successful in securing project financing for this facility. In the event that we are unable to obtain funding of the $130.0 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.2 million and deferred offering costs of approximately $1.3 million, as of September 30, 2002, will be impaired and may be required to be expensed. Moreover, our option agreement to purchase the 22 acre site near Wellsville, where we plan to locate our planned facility, currently expires on February 28, 2003. If we have not exercised our option by that date and are unable to renew our option to purchase the Wellsville, Ohio site beyond February 28, 2003 and are forced to seek another location for the planned facility, we will be required to restart the process of obtaining appropriate permits for construction and use of the surrounding land. If we must locate another site for the planned facility, then our timeline for completing construction would also be lengthened and our costs may increase, which would have a material adverse effect on our future prospects. We anticipate that our initial capital contribution for our European joint venture will be funded from cash on hand and third party loans.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. We cannot assure you that funding will be available under our common stock purchase agreement with Fusion Capital in sufficient amounts or at all when needed due to a number of factors. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires that a registration statement be declared effective and remain effective. We can give you no assurance that the registration statement we filed with the Securities and Exchange Commission to register the resale of shares sold to Fusion Capital under the common stock purchase agreement will be declared effective or remain effective.

         Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Further, we must amend our certificate of incorporation to increase the number of shares of common stock we are authorized to issue before we can raise any material amount of money from the issuance of our common stock. Such an amendment will require the approval of our stockholders. We can give you no assurance that our stockholders will approve such an amendment. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing for the planned Wellsville facility, we may be unable to continue as a going concern.

WE MAY NOT BE ABLE TO OBTAIN THE FULL $20.0 MILLION GROSS PROCEEDS UNDER OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL.

         We only have the right to receive up to $25,000 per trading day under the agreement with Fusion Capital. Furthermore, Fusion Capital does not have the right or the obligation to purchase any shares of our common stock on any trading days that the market price of our common stock is less than $0.20 per share. Since we are registering 15,000,000 shares for sale by Fusion Capital pursuant to a registration statement, excluding the 1,923,077 shares issued to Fusion Capital as a commitment fee, the selling price of our common stock to Fusion Capital will have to average at least $1.33 per share for us to receive the maximum proceeds of $20.0 million without registering additional shares of common stock. Assuming a purchase price of $0.69 per share, the average of the high and low prices of our common stock on December 3, 2002, and the purchase by Fusion Capital of the full 15,000,000 shares under the common stock purchase agreement, gross proceeds to us would only be $10,350,000, unless we choose to register additional shares, which we have the right, but not the obligation, to do.

         To be in compliance with American Stock Exchange rules, we cannot sell to Fusion Capital more than 7,253,598 shares of our common stock (19.99% of 36,286,133 of our outstanding shares as of the date of the common stock purchase agreement) unless we first obtain stockholder approval. Assuming a purchase price of $0.69 per share, the average of the high and low prices of our common stock on December 3, 2002, the gross proceeds to us for these 7,253,598 shares would only be $5,004,982. If we wanted to sell more shares to Fusion Capital, we first would be required to obtain stockholder approval to be in compliance with the American Stock Exchange rules. We can make no assurance that we will seek or obtain stockholder approval to issue more than 7,253,598 shares to Fusion Capital.

OUR SUBSTANTIAL DEBT OBLIGATIONS IMPAIR OUR LIQUIDITY AND FINANCIAL CONDITION.

         We have substantial short-term and long-term debt obligations. For the year ended September 30, 2002, our net interest expense was approximately $6.7 million and for the fiscal year ended September 30, 2001, it was $7.6 million. As of September 30, 2002, we had approximately $26.0 million of gross debt outstanding and as of September 30, 2001, we had $22.1 million gross debt outstanding. As of September 30, 2002, we had approximately $13.1 million of gross short-term debt which matures on the earlier of February 28, 2003 or the closing of any project financing we are able to secure for our planned Wellsville facility. Additionally, as a result of waivers of defaults under our 7% senior secured convertible notes extending the time in which we are required to secure commitments for project financing until February 28, 2003, we have reclassified the $12.2 outstanding balance of the notes from long-term debt to short-term debt. Our substantial debt obligations pose risks to our business and stockholders by:

         o    making it more difficult for us to satisfy our obligations;

         o requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

         o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

         o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

A DEFAULT UNDER OUR DEBT INSTRUMENTS COULD RESULT IN THE TERMINATION OF OUR BUSINESS.

         We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. One of the holders of our 7% senior secured convertible notes has claimed that an event of default has occurred and is continuing under those notes. We believe that this note holder's claims are without merit and intend to vigorously defend any action that such note holder might in the future bring against us. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. An event of default under our indebtedness or related documents may also trigger an event of default under our common stock purchase agreement with Fusion Capital, which could give Fusion Capital the right to stop purchasing our common stock. In addition, we have pledged all of our assets, including our intellectual property, to secure some of our borrowings. As a result, a foreclosure upon or a sale of these assets would result in the termination of our business. We can make no assurance that we will not default under any of our indebtedness in the future.

WE MAY BE DEPENDENT ON A TECHNOLOGY AND MARKET RISK FACILITY TO FINALIZE PROJECT FINANCING FOR OUR PLANNED WELLSVILLE FACILITY.

         We are negotiating with the Swiss Re Group to evaluate its willingness to provide a new technology and market risk facility in connection with various financing alternatives currently under consideration for the planned Wellsville facility. A previous technology and market risk facility commitment from Swiss Re Financial Products Corporation expired October 18, 2002, as expected, according to its terms. However, while we believe a new technology and market risk facility commitment will ultimately be necessary to complete the financing activities for this facility, we do not anticipate finalizing a new technology and market risk facility until terms of the financing are fully structured. While we believe that we will be successful in obtaining a new commitment from Swiss Re, there is no guarantee that we will be able to do so.

OUR SUCCESS DEPENDS ON OUR TECHNOLOGY BEING SCALABLE TO FULL FACILITY SPECIFICATIONS.

         The commercialization of our technology is dependent on our ability to replicate our reprocessing technology in a full-scale production facility. While our reprocessing technology has been demonstrated on a small scale in our process demonstration plant capable of reprocessing two barrels of oil a day, we cannot assure you that we will be capable of successfully implementing it in a full-scale production facility.

OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS MAY HARM OUR COMPETITIVE POSITION AND LITIGATION TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR DEFEND AGAINST THIRD-PARTY ALLEGATIONS OF INFRINGEMENT MAY BE COSTLY.

         Third parties may infringe or misappropriate our patents or other intellectual property rights, which could have a material adverse effect on our business, financial condition or operating results. The actions we take to protect our patents and other proprietary rights may not be adequate. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. We cannot assure you that we will be able to prevent infringement of our intellectual property rights or misappropriation of our proprietary information. Any infringement or misappropriation could harm any competitive advantage we currently derive or may derive from our proprietary rights.

         Third parties may assert infringement claims against us. Any claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party's patent or to license alternative technology from another party. In addition, litigation is time-consuming and expensive to defend and could result in the diversion of our time and resources. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

OUR PLANNED JOINT VENTURE IN EUROPE MAY NOT SUCCEED FOR A NUMBER OF REASONS, LEADING TO THE CANCELLATION OF CONSTRUCTION OF THE PLANNED REPROCESSING FACILITY IN FRANCE.

         A number of factors beyond our control could impede the successful launch of our joint venture or the construction of the planned French reprocessing facility. For example, we will only hold a minority interest in the joint venture and if our European co-venturers or their affiliates experience financial, regulatory or other difficulties, their ability to participate in the joint venture could be adversely impacted, ultimately leading to delays in, or the cancellation of, construction of the planned French reprocessing facility. Furthermore, we cannot guarantee that we and our European co-venturers will be able to raise the funds necessary to satisfy our respective future funding obligations under the joint venture's governing agreements.

OUR SUCCESS DEPENDS UPON OUR ABILITY TO ACQUIRE USED LUBRICATING OIL AND MARKET OUR REPROCESSED LUBRICATING BASE OIL PRODUCTS.

         The success of our business model depends in large part on our ability to maintain a constant and consistent supply of used lubricating oil, to sell our reprocessed lubricating base oil products and to adapt and modify our reprocessed lubricating base oil products to meet the evolving regulatory standards and needs of our customers. Our planned Wellsville facility has been designed to reprocess approximately 54 million gallons of used lubricating oil per year. To date, however, we do not have the resources to supply all of the amount of used lubricating oil required as feedstock for our planned Wellsville facility. As a result, we will have to enter into one or more agreements with third parties to supply our short fall. Further, competition and the future effects of product enhancements, including developments in the refining and reprocessing industries in which we operate, make the life cycle of our products difficult to estimate. Our failure to secure an adequate supply of used oil for our planned Wellsville facility or the failure of our products to gain widespread acceptance, whether as a result of competition, technological change or otherwise, would have a material adverse effect on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS ON RETAINING OUR CURRENT KEY PERSONNEL AND ATTRACTING ADDITIONAL QUALIFIED EMPLOYEES.

         Our future success is dependent in large part on a number of key senior managers, as well as research and development and sales and marketing employees, in particular: Charles M. Rampacek, Chairman of the Board,

President and Chief Executive Officer; Bruce A. Hall, Senior Vice President and Chief Financial Officer; David J. McNiel, Senior Vice President of Operations; Roger D. Arnold, Senior Vice President and General Counsel; and Martin R. MacDonald, Senior Vice President of Technology and Business Development. The loss of one or more key employees could have a material adverse effect on our business, financial condition and results of operations.

         Our future success will also depend to a significant extent on our ability to attract, train, motivate and retain highly-qualified employees. These employees include managerial and sales personnel, as well as highly-skilled professionals and other senior technical personnel. We believe that there is a shortage of, and significant competition for, individuals with the advanced technological skills necessary to develop, manufacture and market our products. We expect that it will become increasingly difficult to hire additional personnel with this expertise and experience. Our inability to hire and retain qualified personnel or the loss of the services of key personnel could have a material adverse effect on our business, financial condition and results of operations.

                          RISKS RELATED TO OUR INDUSTRY

ENVIRONMENTAL ISSUES COULD CAUSE US TO INCUR CLEAN-UP COSTS OR OTHER
LIABILITIES.

         Various foreign, federal, state and local environmental laws, regulations and other legal obligations impose liability upon current or previous owners or operators of real property for the costs of removal or remediation of contamination. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the contamination. Persons who generate or arrange for the disposal or treatment of hazardous or toxic substances or other wastes may also be liable for the costs of removal or remediation of contamination at a disposal or treatment facility, whether or not such facility is or ever was owned or operated by them. Environmental laws and common law causes of action also impose liability upon a party for the release of and exposure to environmental contamination and third parties may also use these laws to seek recovery for personal injury or property damage associated with environmental contamination. As the lessee and owner of real property, many with long histories of industrial use, we may be liable in part or in full for the previously-discussed environmental costs.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD CREATE LIABILITIES AND ALSO INCREASE OUR COST OF DOING BUSINESS.

         Foreign, federal, state and local laws, regulations and other obligations applicable to petroleum-based products and the processing and transportation of such products are prevalent. We cannot guarantee that violations of these laws, regulations and other government obligations have not occurred in the past or will not occur in the future or that governmental authorities will not allege violations of these laws, regulations or other obligations. In addition, the applicability and future of environmental laws, regulations and obligations, including issues such as motor oil standards and hazardous waste, are uncertain. We may have difficulty complying with existing or new laws, regulations or other obligations and, as a result, our business, financial condition and results of operations may be adversely affected. These laws, regulations and other obligations could also inhibit the growth in the use of our products and decrease the acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations.

WE CANNOT ACCURATELY PREDICT THE SIZE OF OUR PRODUCT MARKET, AND IF THIS MARKET IS NOT AS LARGE AS WE EXPECT, OUR BUSINESS PROSPECTS WILL SUFFER.

         Our growth will depend in part on the development and acceptance of reprocessed lubricating base oils as an alternative for conventional lubricating base oils. Use of reprocessed lubricating base oils currently is not widespread, and market acceptance of our reprocessed lubricating base oils as an alternative to conventional lubricating base oils is subject to a high level of uncertainty. The growth of reprocessed lubricating base oil products could be limited by:

         o    the supply of used lubricating oil;

         o    the price of used lubricating oil; and

         o    alternative lubricating base oil products.

Accordingly, we may fail to accurately estimate the size of our market or the potential demand for our products. This failure could have a material adverse effect on our business, financial condition and results of operations.

ADVERSE MARKET CONDITIONS AND VOLATILITY OF LUBRICATING BASE OILS PRICES AND VOLUMES MAY ADVERSELY AFFECT US.

         The revenue generated by our operations will be highly dependent on the prices of, and demand for, lubricating base oil. Historically, the prices of lubricating base oil have been related to crude oil prices, which have been volatile and are likely to be volatile in the future. Our margins have been, and are expected to remain, volatile.

IF WE ARE UNABLE TO RESPOND TO CHANGES IN MOTOR OIL STANDARDS, OUR PRODUCTS OR REPROCESSING TECHNOLOGY COULD BECOME OBSOLETE AND WE COULD LOSE REVENUE.

         Motor oil standards are subject to change. The introduction of new motor oil standards or products or enhancements by our competitors could render our planned products obsolete or unmarketable. To remain competitive, we must be ready to change and improve our products in response to industry changes, including changes in motor oil standards. Accordingly, our future success will depend on our ability to enhance our products or expand the applications of our products in a manner that will respond to market needs and satisfy the demand for increasingly sophisticated requirements.

COMPETITION IN THE LUBRICATING BASE OIL MARKET IS INTENSE AND MANY OF OUR COMPETITORS HAVE SUBSTANTIALLY GREATER RESOURCES THAN WE DO.

         We are smaller and have a more limited operating history than most of our competitors. We will compete with major lubricating base oil producers. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than us. As a result, our competitors may respond more quickly than us to new or emerging technologies and evolving industry standards, or may devote greater resources than us to the development, promotion, sale and support of their products. Current and potential competitors have established or may establish in the future cooperative relations among themselves or with third parties to increase the ability of their products to address the needs of our potential customers. As a result, new competitors or alliances among existing competitors may emerge and rapidly decrease our market share. We cannot assure you that competitors will not develop products and services that are superior to or that achieve greater market acceptance than our products and services. We expect that competition will intensify as the market for our products develop. We cannot assure you that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources than us, or that competitive pressures faced by us would not have a material adverse effect on our business, financial condition and results of operations.

                        RISKS RELATED TO OUR COMMON STOCK

FUTURE SALES OF OUR COMMON STOCK, INCLUDING SALES OF OUR COMMON STOCK ACQUIRED BY FUSION CAPITAL, OR THE PERCEPTION THAT FUTURE SALES COULD OCCUR, MAY ADVERSELY AFFECT OUR COMMON STOCK PRICE.

         After the completion of the proposed offering of our common stock in connection with our common stock purchase agreement with Fusion Capital, and assuming no other issuance of our common stock, we will have 54,048,795 shares of our common stock outstanding. Of those shares, 16,923,077 shares will have been registered under the Securities Act of 1933 in connection with the Fusion Capital transaction and will be freely transferable, subject to certain exceptions. Additionally, we intend to file a second registration statement registering the resale of approximately 68,000,000 shares of our common stock by stockholders who possess registration rights. Of these shares, 370,874 are currently outstanding and the rest are issuable upon the exercise of outstanding options or the conversion of convertible debt. Upon their sale under this second registration statement, these shares of our common stock will also be freely transferable, subject to certain exceptions. Historically, the trading volume of our common stock has been relatively low. Accordingly, if a large number of shares of our common stock are sold in the open market, or if there is a perception that such sales could occur, the trading price of our common stock could decline materially. In addition, the sale of these shares, or the possibility of such sale, could impair our ability to raise capital through the further sale of additional shares of common stock.

         The purchase price for our common stock to be issued to Fusion Capital under the common stock purchase agreement will fluctuate based on the price of our common stock. Fusion Capital may sell none, some or all of the shares of common stock purchased from us at any time. We expect that the shares offered under our agreement with Fusion will be sold over a period of up to 40 months from the date our registration statement regarding those shares is declared effective. Depending upon market liquidity at the time, a sale of shares by Fusion Capital or our stockholders at any given time could cause the trading price of our common stock to decline. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

         We have reserved 15,000,000 shares of common stock for issuance to Fusion Capital pursuant to the common stock purchase agreement. We have reserved 8,750,000 shares of our authorized but unissued shares of common stock for issuance under our omnibus stock and incentive plan. Of these shares, 6,163,848 shares are issuable upon exercise of options granted as of September 30, 2002, including options to purchase 3,299,341 shares exercisable as of September 30, 2002, or that will become exercisable within 60 days thereafter, and 1,846,750 shares of performance-based restricted stock, including 155,000 shares of restricted stock that are fully vested. We have also reserved 14,642,767 shares of common stock issuable upon exercise of outstanding warrants, 15,943,200 shares of common stock issuable upon conversion of our outstanding convertible notes and 3,184,000 shares of common stock issuable upon conversion of our Series A preferred stock. The sale of shares issued upon the exercise of currently outstanding options and warrants could further dilute your investment in our common stock and adversely affect our stock price.

OUR COMMON STOCK WILL LIKELY BE SUBJECT TO SUBSTANTIAL PRICE AND VOLUME FLUCTUATIONS.

         The market price of our common stock has been volatile and could fluctuate widely in response to several factors, some of which are beyond our control, including:

         o    our quarterly operating results;

         o    changes in our earnings estimates by securities analysts;

         o    additions or departures of key personnel;

         o changes in the business, earnings estimates or market perceptions of our competitors;

         o    the introduction of new products by us or our competitors;

         o future sales of our common stock, including sales by Fusion Capital or other selling stockholders;

         o    changes in general market or economic conditions; and

         o    announcements of legislative or regulatory change.

         The stock market has experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. In addition, there has been a limited public market for our common stock. We cannot predict the extent to which investor interest in our company will be maintained. Such interest is necessary for an active, liquid trading market for our common stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. The price and trading volumes of our common stock may fluctuate widely due to the limited public market for our stock.

         Our common stock is currently listed on the American Stock Exchange. We cannot assure you, however, that we will continue to be listed on the American Stock Exchange or that there will be any sustained, active market for our common stock. If we fail to maintain our listing, holders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and the market value of our common stock likely would decline. In addition, we would be in default of some of our debt and equity financing agreements. A default under any of our debt or equity financing agreements could have a material adverse effect on our business.

WE HAVE NOT, AND CURRENTLY DO NOT ANTICIPATE, PAYING DIVIDENDS ON OUR COMMON STOCK.

         We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business. In addition, our ability to pay dividends is effectively limited by the terms of our outstanding notes and the terms of our outstanding Series A preferred stock. Furthermore, we currently have a deficit in retained earnings which prevents us from declaring and paying dividends under Delaware law. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures and any restrictions imposed by present or future debt instruments.

THE FILING OF THE REGISTRATION STATEMENT REGISTERING THE RESALE OF SHARES SOLD TO FUSION CAPITAL MAY TRIGGER REGISTRATION RIGHTS UNDER AGREEMENTS WE HAVE WITH CERTAIN OF OUR SECURITY HOLDERS.

         The holders of most of our shares of our common stock outstanding as of December 3, 2002, 532,500 shares of our Series A preferred stock and various convertible notes and warrants to purchase our common stock have certain rights to require us to register shares under the registration statement registering the resale of shares sold to Fusion Capital. Further, there may be additional holders of registration rights of whom we are unaware. The filing of the registration statement registering the resale of shares sold to Fusion Capital may have violated certain notice provisions and triggered registration rights that these holders have. We attempted to receive waivers of the registration rights from each of the affected security holders and intend to include their registrable shares in a planned second registration statement. We can give no assurance that we were successful in our efforts to identify each holder of registration rights. If we failed to receive waivers of the registration rights from certain holders, or were otherwise unable to include their registrable shares in the planned second registration statement, we may be in default under one or more of our debt instruments. A default under our loan agreements could have a material adverse effect on our business. See "--A default under our debt instruments could result in the termination of our business" above.

PROVISIONS IN OUR CORPORATE DOCUMENTS AND CERTAIN AGREEMENTS, AS WELL AS DELAWARE LAW, MAY HINDER A CHANGE OF CONTROL.

         Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage unsolicited proposals to acquire us, even though such proposals may be beneficial to you. These provisions include:

         o our board's authorization to issue shares of preferred stock without stockholder approval;

         o    prohibition on stockholders from acting by written consent;

         o a board of directors classified into three classes of directors with the directors of each class having staggered, three-year terms; and

         o provisions of Delaware law that restrict many business combinations and provide that directors serving on staggered boards of directors, such as ours, may be removed only for cause.

These provisions of our certificate of incorporation, bylaws and Delaware law could discourage tender offers or other transactions that might otherwise result in our stockholders receiving a premium over the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTIES

         Our principal business address is 15510 Wright Brothers Drive, Addison, Texas 75001. At this location, we lease approximately 21,300 square feet of space. The term of this lease extends through May 31, 2007 and the monthly rent is $8,900. Our executive and administrative staff is at this location. The facility also houses our research and development facilities, including a new process demonstration facility that is currently under construction. In addition, we have office and warehouse space at 2760 Valley View Drive, Shreveport, LA 71108, which we occupy under the terms of a services agreement with Pennzoil-Quaker State Company. At this location, we occupy approximately 8,850 square feet of space. The term of the services agreement is through December 31, 2010 and the monthly sum payable for use of the space is $8,100. As described above, we have entered into an option agreement that allows us to purchase a 22-acre site near Wellsville, Ohio. To date, we have paid approximately $530,000 for this option to purchase the Wellsville site. This option expires on February 28, 2003.

ITEM 3. LEGAL PROCEEDINGS

         From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

         McClain Group Leasing, Inc. sued us and our subsidiary, Probex Fluids Recovery, Inc., on August 14, 2002, in the 162nd state district court in Dallas County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of McClain and alleges that we breached the terms of certain lease agreements concerning the rental of industrial equipment. We believe the case is without merit and intend to defend it vigorously, but we cannot predict the outcome of these proceedings.

         A placement agent has asserted a claim for fees due in the amount of $1.4 million in cash and warrants to purchase 20,000,000 shares of common stock for providing alleged brokerage services in connection with our transaction with Fusion Capital. We believe these claims are without merit. At the current time, no litigation or arbitration has been filed regarding the claim. We cannot predict whether any proceedings will be filed and the outcome of any such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the three months ended September 30, 2002.

                                     PART II

ITEM 5. MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET AND STOCKHOLDER INFORMATION

         Since February 3, 2000, our common stock has been listed and is trading on the American Stock Exchange under the symbol "PRB." The volume of trading in our common stock has historically been relatively low, and none of our shares of common stock issued to date have been registered under the Securities Act of 1933 or any of the securities laws or regulations of any state or foreign country.

         The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the American Stock
Exchange:

                                                                   HIGH     LOW
                                                                  ------   -----
FISCAL YEAR ENDED SEPTEMBER 30, 2001
         First Quarter ........................................   $ 2.44   $1.38
         Second Quarter .......................................   $ 1.93   $1.38
         Third Quarter ........................................   $ 1.82   $1.45
         Fourth Quarter .......................................   $ 1.58   $1.05

FISCAL YEAR ENDED SEPTEMBER 30, 2002
         First Quarter ........................................   $ 1.14   $0.68
         Second Quarter .......................................   $ 0.95   $0.46
         Third Quarter ........................................   $ 0.95   $0.38
         Fourth Quarter .......................................   $ 0.77   $0.24

FISCAL YEAR ENDED SEPTEMBER 30, 2003
         First Quarter (October 1 to
December 3, 2002) .............................................   $ 0.80   $0.46


         As of December 3, 2002, there were approximately 686 holders of record of our common stock.

DIVIDENDS

         We have never paid any dividends on our common stock and do not plan to pay dividends on our common stock for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations, capital expenditures and the expansion of our business. In addition, our ability to pay dividends is effectively limited by the terms of our outstanding notes and the terms of our outstanding Series A preferred stock. Furthermore, we currently have a deficit in retained earnings which prevents us from declaring and paying dividends under Delaware law. The payment of future cash dividends, if any, will be reviewed periodically by our board of directors and will depend upon, among other things, our financial condition, funds from operations, the level of our capital and development expenditures and any restrictions imposed by present or future debt instruments.

RECENT SALES OF UNREGISTERED SECURITIES

         The following chart sets forth unregistered sales of securities by us during the proceeding fiscal year, as follows:

    SECURITY ISSUED          DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION
10,669 shares of common   October 2001        Lenders              Issued as consideration for the          (1)
stock                                                              extension of the maturity date of
                                                                   a short-term loan made to the
                                                                   Company. Shares were issued at a
                                                                   value per share equal to $1.153.

428,509 shares of         October 2001        Lenders              Issued as consideration for the          (1)
common stock                                                       extension of the maturity dates
                                                                   of short-term loans made to the
                                                                   Company. Shares were issued at a
                                                                   value per share ranging from
                                                                   $0.837 to $0.848.

178,962 shares of         November 2001       Holders of Series    Declared and paid a dividend on          (1)
common stock                                  A 10% Cumulative     Series A preferred shares in the
                                              Convertible          form of common stock. Pursuant to
                                              Preferred Stock      the terms of the Series A
                                                                   preferred stock, dividends are
                                                                   payable, at our option, in shares
                                                                   of common stock at a deemed value
                                                                   of $1.50 per share. Dividend
                                                                   payment was approximately
                                                                   $268,443.

20,060 shares of common   November 2001       Holders of stock     Option holders exercised options         (1)
stock                                         options              at an exercise price of $0.50 per
                                                                   share.

385,899 shares of         November 2001       Lenders              Issued as consideration for the          (1)
common stock                                                       extension of maturity dates of
                                                                   certain short-term loans. Shares
                                                                   were issued at a value per share
                                                                   ranging from $0.918 to $0.953.

148,018 shares of         December 2001       Lenders              Issued as consideration for the          (1)
common stock                                                       extension of the maturity dates
                                                                   of certain short-term loans.
                                                                   Shares were issued at a value per
                                                                   share ranging from $0.745 to
                                                                   $0.765.

178,569 shares of         December 2001       Holders of 7%        Issued shares pursuant to the            (1)
common stock                                  Senior Secured       first amendment to the note
                                              Convertible Notes    purchase agreement. Amendment
                                                                   provides for the issuance of
                                                                   common stock as consideration
                                                                   for the extension of certain
                                                                   registration rights granted under
                                                                   the note purchase agreement,
                                                                   dated as of November 29, 2000.

1,342,282 shares of       December 2001       Investor             Issued pursuant to the stock        Regulation D
common stock                                                       purchase agreement, dated as of
                                                                   December 21, 2001, by and between
                                                                   the Company and the

    SECURITY ISSUED          DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION
                                                                   investor. The Company received
                                                                   gross proceeds of $1,000,000.

500,000 shares of         December 2001       Investor             Issued 500,000 shares of common     Regulation D
common stock                                                       stock as a result of the
                                                                   investor's election to accelerate
                                                                   the closing of the purchase
                                                                   pursuant to the terms of the
                                                                   stock purchase agreement,
                                                                   described above.

Options to purchase an    December 2001       Directors,           Granted under our 1999 Omnibus           (1)
aggregate of 36,000                           Officers and         Stock and Incentive Plan, as
shares of common stock                        Employees            amended.

288,000 shares of         January 2002        Investors            Issued shares to investors               (1)
common stock                                                       pursuant to the stock purchase
                                                                   agreement dated January 15, 2002
                                                                   by and between the Company and
                                                                   the investors therein. Issued at
                                                                   $0.877 per share.

125,390 shares of         January 2002        Investors            Issued investors an aggregate of         (1)
common stock                                                       125,390 shares as a result of the
                                                                   investors' election to accelerate
                                                                   the closing of the purchase
                                                                   pursuant to the terms of the
                                                                   stock purchase agreement
                                                                   described above.

354,151 shares of         January 2002        Holders of 7%        Pursuant to the terms of the             (1)
common stock                                  Senior Secured       notes, interest is payable in
                                              Convertible Notes    shares of common stock to holders
                                                                   of the notes who made a one-time
                                                                   election to receive interest
                                                                   payments in the form of common
                                                                   stock. Interest in the amount of
                                                                   $288,987 was paid in 354,151
                                                                   shares of common stock.

37,879 shares of common   January 2002        Placement Agent      Issued as consideration for              (1)
stock                                                              services rendered in connection
                                                                   with the placement of common
                                                                   stock. Shares were valued at
                                                                   $0.792 per share.

Warrant to purchase       January 2002        Placement Agent      Issued as consideration for              (1)
150,000 shares of                                                  services rendered. Exercise price
common stock                                                       per share equal to $0.792.

8,053 shares of common    January 2002        Lenders              Issued as consideration for the          (1)
stock                                                              extension of the maturity date of
                                                                   a short-term loan, issued at a
                                                                   value per share equal to $0.745.

    SECURITY ISSUED          DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION
104,762 shares of         January 2002        Placement Agent      Issued as consideration for              (1)
common stock                                                       services rendered in connection
                                                                   with the placement of a
                                                                   short-term convertible and shares
                                                                   of common stock, respectively.

Warrants to purchase      January 2002        Placement Agent      Consideration for services               (1)
150,000 and 25,000                                                 rendered. Exercisable at a per
shares of common stock                                             share exercise price equal to
                                                                   $1.24 and $0.89 respectively.

163,334 shares of         January 2002        Holder of stock      Issued upon the exercise of stock        (1)
common stock                                  options              options at an exercise price of
                                                                   $0.50 per share. Holder tendered
                                                                   93,870 shares of common stock
                                                                   with an aggregate value of
                                                                   $81,667 as payment for the
                                                                   exercise price.

50,000 shares of common   February 2002       Consultant           Issued as consideration for              (1)
stock                                                              services rendered at a value per
                                                                   share equal to $0.756.

178,569 shares of         March 2002          Holders of 7%        Issued pursuant to first                 (1)
common stock                                  Senior Secured       amendment to note purchase
                                              Convertible Notes    agreement. Amendment provides of
                                                                   the issuance of common stock as
                                                                   consideration for the extension of
                                                                   certain registration rights
                                                                   granted under that certain note
                                                                   purchase agreement, dated as of
                                                                   November 20, 2000.

13,896 shares of common   March 2002          Consultant           Issued as consideration for              (1)
stock                                                              services rendered. Shares were
                                                                   issued at a value per share equal
                                                                   to $0.524.

Warrants to purchase      March 2002          Lender               Issued in connection with                (1)
3,000,000 shares of                                                short-term loan in the aggregate
common stock                                                       principal amount of $3,000,000
                                                                   made by the lenders.

Options to purchase an    January to March    Directors,           Granted under our 1999 Omnibus           (1)
aggregate of 437,750 of   2002                Executive Officers   Stock and Incentive Plan, as
common stock                                  and Employees        amended.

4,136 shares of common    April 2002          Consultant           Issued as consideration for              (1)
stock                                                              services rendered. Issued at a
                                                                   value per share of $0.92.

    SECURITY ISSUED          DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION
3,788 shares of common    April 2002          Placement Agents     Issued pursuant to the                   (1)
stock                                                              anti-dilution provisions
                                                                   contained in the placement
                                                                   agents' respective placement
                                                                   agreements with a value of $0.72
                                                                   per share.

Warrants to purchase an   April 2002          Lenders              Issued to lenders as                     (1)
aggregate of 3,148,767                                             consideration for the extension
shares of common stock                                             of the maturity date of
                                                                   short-term loans made to the
                                                                   Company. Warrants have an
                                                                   exercise price per share equal to
                                                                   $0.75.

Warrants to purchase an   April 2002          Lenders              Issued at an exercise price of           (1)
aggregate of 200,000                                               $0.75 in connection with a
shares of common stock                                             short-term loan.

176,042 shares of         May 2002            Holders of Series    Paid as dividends on Series A            (1)
common stock                                  A 10% Cumulative     preferred stock. The dividend
                                              Convertible          payment on the Series A preferred
                                              Preferred Stock      stock was $264,063, resulting in
                                                                   the issuance of an aggregate of
                                                                   176,042 shares of common stock.

333,333 shares of         June 2002           Holders of 7%        Issued pursuant to first                 (1)
common stock                                  Senior Secured       amendment to note purchase
                                              Convertible Notes    agreement. The amendment provides
                                                                   for the issuance of common stock
                                                                   as consideration for the extension
                                                                   of certain registration rights
                                                                   granted under the note purchase
                                                                   agreement, dated as of November 29,
                                                                   2000.

399,466 shares of         June 2002           Holders of 7%        Issued shares upon conversion of         (1)
common stock                                  Senior Secured       two 7% senior secured convertible
                                              Convertible Notes    notes at conversion price of $0.75
                                                                   per share. Holders tendered notes
                                                                   aggregating approximately $300,000
                                                                   in principal amount.

1,923,077 shares of       August 2002         Fusion Capital       Issued as payment of a commitment        (1)
common stock                                  Fund II, LLC         fee for entering into a common
                                                                   stock purchase agreement.

    SECURITY ISSUED          DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION
212,176 shares of         September 2002      Holders of 7%        Issued pursuant to first                 (1)
common stock                                  Senior Secured       amendment to note purchase
                                              Convertible Notes    agreement. The amendment
                                                                   provides for the issuance of
                                                                   common stock as consideration for
                                                                   the extension of certain
                                                                   registration rights granted under
                                                                   the note purchase agreement,
                                                                   dated as of November 29, 2000.
                                                                   The extension payment of
                                                                   approximately $163,000 was paid
                                                                   in 212,176 shares of common stock.

22,727 shares of common   October 2002        Placement Agent      Issued as consideration for              (1)
stock                                                              services rendered in connection
                                                                   with the placement of convertible
                                                                   notes. Shares were valued at
                                                                   $0.55 per share.

57,333 shares of common   November 2002       Holders of 7%        Issued shares upon conversion of         (1)
stock                                         Senior Secured       a 7% senior secured convertible
                                              Convertible Notes    note at conversion price of $0.75
                                                                   per share. Holder tendered a note
                                                                   in the principal amount of $43,000.

266,667 shares of         November 2002       Holders of 7%        Issued shares upon conversion of         (1)
common stock                                  Senior Secured       a 7% senior secured convertible
                                              Convertible Notes    note at conversion price of $0.75
                                                                   per share. Holder tendered a note
                                                                   in the principal amount of
                                                                   $200,000.

178,959 shares of         November 2002       Holders of Series    Paid as dividends on Series A            (1)
common stock                                  A 10% Cumulative     preferred stock. The dividend
                                              Convertible          payment on the Series A preferred
                                              Preferred Stock      stock was approximately $268,000,
                                                                   resulting in the issuance of an
                                                                   aggregate of 178,959 shares of
                                                                   common stock.

------------

(1) Securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act as transactions not constituting a public offering of securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and notes to the financial statements included elsewhere in this Form 10-KSB. This discussion contains forward looking statements that involve risks and uncertainties. The forward looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements due to a number of factors, including those discussed in the sections of this Form 10-KSB entitled "Risk Factors" and "Special Note Regarding Forward Looking Statements."

OVERVIEW

         We are a technology-based, renewable resource company that is engaged in the commercialization of our patented ProTerra process. We have invested the majority of our resources since inception on research, development and commercialization of our patented ProTerra technology, which has the ability to reprocess used lubricating oil into at least three products that we intend to market to individual consumers as well as commercial and industrial customers. The three primary products are:

         o ProLube lubricating base oil, which will be suitable for consumer automotive, heavy-duty diesel engine and industrial product formulation needs;

         o ProPower fuel oil, which will be useful as a low-ash industrial fuel or refinery feed for the manufacture of gasoline; and

         o ProBind asphalt flux, which will compete with other asphalt flux products.

         To date, we have produced trial amounts of our products using the ProTerra process in our process demonstration facility, formerly located in Carrollton, Texas. We expect to begin construction of our first full-scale reprocessing facility in the United States near Wellsville, Ohio once financing for the project is obtained. Commencement of operations at this facility is targeted for approximately 17 months after project financing is completed, with an anticipated start-up and performance testing period of an additional five months. In the longer term, we foresee additional domestic facilities along the gulf coast and the west coast and in the northeast and southeast. In addition, we recently formed a joint venture with subsidiaries of a European company to build and operate a used oil reprocessing facility in France. This joint venture may build other facilities in Europe and elsewhere around the world outside the United States. We may also build one or more used oil-reprocessing facilities either alone or in alliance with companies other than our European co-venturers. While our primary business upon completion of one or more of these proposed facilities will be the production of high-quality lubricating base oils and associated products from collected used lubricating oils, our current revenues are solely derived from our used oil collection and sales operations in the United States.

HISTORY OF OPERATING LOSSES

         We incurred a net loss of $21.6 million and $16.5 million and used cash in operations of $4.2 million and $9.4 million for the year ended September 30, 2002 and the year ended September 30, 2001, respectively. In addition, we are highly leveraged. At September 30, 2002, our current liabilities exceeded current assets by $37.2 million and our stockholders' deficit was $13.4 million. Our existence and plans for commercializing our ProTerra technology are dependent upon our ability to obtain the necessary capital, primarily through the issuance of additional debt and equity.

         The independent auditors' reports to our financial statements for the year ended September 30, 2002 and September 30, 2001, include an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from our inability to continue as a going concern.

         We have funded our operations and research and development projects during fiscal year 2002 and in fiscal year 2001 in part by selling equity and incurring indebtedness. During the fiscal year ended September 30, 2002, we raised $1.3 million from the sale of common stock, net of offering costs, and exercise of stock options and $4.8 million of proceeds from short-term debt. During the fiscal year ended September 30, 2001, we raised $2.0 million from the sale of common stock, net of offering costs, and exercise of stock options, $12.5 million from the issuance of 7% senior secured convertible notes and $9.9 million of proceeds from short-term debt. In addition, we made principal payments of approximately $119,000 and $7.5 million on existing debt during the fiscal year ended September 30, 2002 and the fiscal year ended September 30, 2001, respectively.

RECENT DEVELOPMENTS

         On December 6, 2002, we entered into a joint venture arrangement with subsidiaries of a European company to build and operate used oil reprocessing facilities using our patented ProTerra technology. We currently expect that the joint venture entity will build its first facility in France. We acquired a 15% ownership interest in the joint venture, and two subsidiaries of the European company hold the remaining 85% ownership interest. The planned French facility is expected to be designed to reprocess 120,000 metric tons (approximately 36 million gallons) of used oil each year. We have granted the joint venture an exclusive license to use our patented ProTerra technology in Europe and a nonexclusive license to build facilities using our ProTerra technology everywhere else in the world except the United States and, at least until December 31, 2005, Japan. In return for granting the joint venture these licenses, we will receive a license fee upon commencement of construction of the planned French facility and each subsequent facility constructed by the joint venture. In addition to our 15% interest in the joint venture, we have the right to purchase a direct 20% equity interest in any facility built outside France on terms as favorable as those granted to the joint venture. Further, if we cease to own an interest in the joint venture, we will be entitled to receive royalty payments based on a percentage of the net sales of base lubricating oils sold by most or all of the facilities constructed by the joint venture.

         In July 2002, we entered into a loan agreement providing for commitments of up to $3.0 million, payable by the lenders to us in six equal monthly installments. Of the $3.0 million total commitment, $1.5 million was a firm commitment not subject to funding conditions. As of September 30, 2002, we had received the full $1.5 million of the firm commitment portion under this loan agreement. The lenders' obligation to fund the remaining $1.5 million of the commitment was conditioned upon our securing project financing by October 1, 2002. Because we did not obtain the project financing, the lenders are not obligated to fund any of the $1.5 million conditional commitment. As of September 30, 2002, no lenders other than David McNiel funded any portion of the $1.5 million conditional commitment. Nevertheless, since September 30, 2002, we have received approximately $1.3 million of the $1.5 million conditional commitment from the lenders. We are negotiating with the lenders to arrange for further funding under this loan agreement. The outstanding notes, having a total aggregate principal balance of $2.8 million, bear interest at 12% per annum and mature on February 28, 2003. The notes are convertible into our common stock, in whole or in part, based upon the outstanding principal balance of the notes plus accrued interest, at the option of the holder when we secure the Wellsville financing. The notes are convertible at a conversion price equal to the price per share of any shares delivered to lenders in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of the planned Wellsville facility.

CRITICAL ACCOUNTING POLICIES

         The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical policies include going concern, impairment of long-lived assets, deferred offering costs and goodwill. We also have other key accounting policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 1 "Summary of Significant Accounting Policies" in the notes to our audited consolidated financial statements contained in our annual report on Form 10-KSB for the fiscal year ended September 30, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

         The independent auditors' reports to our financial statements for the year ended September 30, 2002 and September 30, 2001, include an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

IMPAIRMENT OF LONG-TERM ASSETS

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. We had approximately $11.2 million of capitalized deferred facility design costs at September 30, 2002. During the fourth quarter for the year ended September 30, 2002, we wrote off approximately $1.5 million of deferred facility costs in relation to a project contract we are no longer pursuing. The remaining costs will be expensed if we are unable to obtain project financing for our first reprocessing facility.

DEFERRED OFFERING COSTS

         Deferred offering costs represent valid costs incurred for the ongoing effort to obtain project financing. We continually evaluate the capitalized costs and write off all costs associated with financing plans that are not considered viable alternatives. During the fourth quarter for the year ended September 30, 2002, we wrote off approximately $5.1 million of deferred offering costs in relation to financing plans that we no longer consider viable alternatives. As of September 30, 2002, we had deferred offering costs of $1.3 million in connection with obtaining project financing for the construction of our planned Wellsville facility. The capitalized costs associated with the debt financing plans will begin to be amortized into interest expense using the effective interest method upon obtaining debt financing. The capitalized costs associated with equity financing will be written against the amount of equity received as a cost of obtaining equity. These costs will be expensed if we are unable to successfully obtain project financing for our first reprocessing facility.

GOODWILL

         Goodwill represents the excess purchase price over the fair market value of the net assets acquired. We adopted Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. There has been no amortization of goodwill since this accounting change, thus accumulated amortization of goodwill still remains at $529,000. We have performed an evaluation of the carrying value of goodwill at September 30, 2002 and we believe there was no impairment to goodwill based on an unsolicited offer we have received for our used lubricating oil business.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
Revenue ..........................................     $ 12,686,471      $ 15,528,606
Cost of sales ....................................        7,976,452         8,339,289
                                                       ------------      ------------
Gross Profit .....................................     $  4,710,019      $  7,189,317

Expenses:
Operating expense ................................        6,221,714         5,776,419

Research and development .........................        1,351,166         2,970,225
Selling, general and administrative ..............        3,712,637         4,739,633
Other corporate expenses .........................        7,413,361         1,342,765

Depreciation and amortization ....................          988,426         1,220,759
                                                       ------------      ------------

Operating Loss ...................................     $(14,977,285)     $ (8,860,484)


Interest - net ...................................       (6,665,350)       (7,637,351)
Other and equity in net income of
  affiliate - net ................................            8,752            22,544
                                                       ------------      ------------

Net Loss .........................................     $(21,663,883)     $(16,475,291)
                                                       ============      ============


Net Loss Per Share ...............................     $      (0.64)     $      (0.61)
                                                       ============      ============

         Revenue:

         Operating revenue decreased $2.8 million, or 18.1%, to $12.7 million for 2002 from $15.5 million for 2001. The decrease was primarily due to a 15% decline in sales prices and a 5% decrease in sales volumes. Sales prices were down primarily due to a decrease of approximately $0.12 per gallon in the 6-oil burner fuel market, which was driven by lower crude prices of approximately $0.11 per gallon. Used oil is sold into the 6-oil burner fuel market at a discount leading to a decrease of approximately $0.08 per gallon in pricing. Sales volumes decreased because we had one less subcontractor who collected used lubricating oil on our behalf.

         Cost of Sales:

         Cost of sales decreased $0.4 million, or 0.5%, to $8.0 million for 2002 from $8.4 million for 2001. The decrease was primarily the result of a decrease in sales volume because we had one less subcontractor who collected used lubricating oil on our behalf. A corresponding decrease in the pricing of cost of goods relative to decreased sales pricing was not realized due to intense industry competition.

         Expenses:

         Operating Expense. Operating expense increased $0.4 million, or 6.9%, to $6.2 million for 2002 from $5.8 million for 2001. Approximately $0.1 million of bad debt expense was incurred for 2002 to increase our provision for doubtful accounts. The balance of the increase in operating expenses is the result of the replacement and expansion of used lubricating oil collection infrastructure that was put into place after the purchase of Specialty Environmental Services from the Pennzoil-Quaker State Company.

         Research and Development. Research and development expense decreased $1.6 million, or 53.3%, to $1.4 million for 2002 from $3.0 million for 2001. The decrease is due to our completion of much of the work associated with the commercialization of our proprietary ProTerra technology.

         Other Corporate Expenses. Other corporate expenses increased $6.1 million, or 469.2%, to $7.4 million for 2002 from $1.3 million for 2001. The increase was primarily from the write-off of deferred offering costs in the amount of $5.1 million related to financing plans that we no longer consider viable alternatives and the write off of approximately $1.5 million of deferred facility design costs in relation to a project contract we are no longer pursuing. The increase was offset by a reduction in deferred stock compensation expense resulting from the amortization of employee stock options.

         Selling, General and Administration. Selling, general and administration expense decreased $1.0 million, or 21.3%, to $3.7 million for 2002 from $4.7 million for 2001. The decrease is primarily due to reductions in personnel and other costs associated with our Dallas area administrative office. In addition, placement agency fees related to raising funds decreased by $0.3 million.

         Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million, or 16.7%, to $1.0 million for 2002 from $1.2 million for 2001. The decrease in depreciation and amortization expense was the result of our adopting SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. We had no goodwill amortization for 2002 as compared to $0.4 million of goodwill amortization for 2001. This goodwill related reduction in depreciation and amortization is offset by approximately $0.2 million more depreciation due to our increase in fixed assets.

         Non-Operating:

         Interest - Net. Interest expense, net of interest income, decreased $0.9 million, or 11.8%, to $6.7 million for 2002 from $7.6 million for 2001. The decrease was primarily due to a smaller amount of stock being issued during 2002 to obtain financing. In accordance with Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of $4.1 million related to corporate financing activities for 2002 compared to $6.8 million related to corporate financing activities for 2001.

         Other and Equity in Net Income of Affiliate - Net. Other and equity in net income of affiliate - net, decreased an aggregate of $13,792, or 61%, to $8,752 for 2002 from $22,544 for 2001. The decrease was primarily from a reduction for equity in undistributed earnings for our 50% investment in our affiliate, Specialty Environment Services.

         Provision for Federal Income Tax:

         Income Taxes. There was no federal income tax expense for 2002 and 2001 due to a net loss in each period.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $0.2 million at September 30, 2002 as compared to $0.6 million at September 30, 2001, and working capital deficit was $37.2 million at September 30, 2002 as compared to $13.5 million at September 30, 2001. The decrease in cash and cash equivalents is due to the fact that cash provided by financing activities during the fiscal year ended September 30, 2002 were not sufficient to cover our cash used in operating and investing activities.

         Operating Activities. Cash used in operating activities was $4.2 million for fiscal year ended September 30, 2002 and $9.4 million for the fiscal year ended September 30, 2001. The decrease resulted primarily from a $1.5 million increase in collections on accounts receivable, $1.0 million from a reduction of inventories, and a $3.2 million increase in accounts payable and accrued expenses.

         Investing Activities. Cash used in investing activities was $0.8 million for the fiscal year ended September 30, 2002 and $4.7 million for the fiscal year ended September 30, 2001. The decrease resulted primarily from a decrease of $3.7 million in costs related to the development and pre-construction design of our planned Wellsville facility.

         Financing Activities. Cash from financing activities was $4.5 million for the fiscal year ended September 30, 2002 and $14.2 million for the fiscal year ended September 30, 2001. The decrease resulted primarily from a $12.5 million decrease in proceeds from our 7% senior secured convertible notes which we issued in November 2000, a $5.1 million decrease in proceeds from short-term borrowings related to and offset by a $7.2 million decrease from principal payments on our short-term borrowings.

         Our principal uses of cash to date have been for operating activities, including research and development and interest payments on debt. We have funded our operations and research and development projects during fiscal years 2002 and 2001 primarily by selling equity and incurring indebtedness. During the fiscal year ended September 30, 2002, we raised $1.3 million from the sale of common stock, net of offering costs, and exercise of stock options and $4.8 million of proceeds from short-term debt. During the fiscal year ended September 30, 2001, we raised $2.0 million from the sale of common stock, net of offering costs, and exercise of stock options, $12.5 million from the issuance of 7% senior secured convertible notes and $9.9 million of proceeds from short-term debt. In addition, we made principal payments of approximately $119,000 and $7.5 million on existing debt during the fiscal year ended September 30, 2002 and the fiscal year ended September 30, 2001, respectively.

SHORT-TERM AND LONG-TERM DEBT

         We are highly leveraged. At September 30, 2002, our current liabilities exceeded current assets by $37.2 million, and our stockholders' deficit was $13.4 million. The following table is a summary of our short-term and long-term debt as of September 30, 2002:

                                                                            BALANCE AT
                                                                           SEPTEMBER 30,
                                                                               2002
                                                                           -------------
Short-Term Debt:
  Convertible Notes due 2003:
   $3,000,000 notes, dated February 20, 2001, bearing interest
     at 12% per annum ................................................     $  3,000,000
   $1,830,000 notes, dated April to July 2001, bearing interest
     at 12% per annum ................................................        1,830,000
   $3,000,000 convertible notes, dated September 7, 2001,
     bearing interest at 12% per annum ...............................        3,000,000
   $500,000 notes, dated September 13, 2001, bearing interest at
     12% per annum ...................................................          500,000
   $3,000,000 note, dated March 29, 2002, bearing interest at
     12% per annum ...................................................        2,555,049
   $200,000 notes, dated April 3, 2002, bearing interest at 12%
     per annum .......................................................          189,828
   $1,523,491 convertible notes, dated July to September 2002,
     bearing interest at 12% per annum ...............................          990,622
   $50,000 convertible notes, dated September 16, 2002, bearing
     interest at 8% per annum ........................................           50,000
   7% senior secured convertible notes ...............................       12,200,400
   $75,000 line of credit ............................................           32,436
                                                                           ------------
        Total Short-Term Debt ........................................     $ 24,348,335

Long-Term Debt:
   8% acquisition note ...............................................     $  1,148,250
   Less current portion ..............................................         (467,626)
                                                                           ------------

   Total Long-Term Debt ..............................................     $    680,624
                                                                           ------------

        Total Debt ...................................................     $ 25,028,959
                                                                           ============

         Convertible Notes due 2003. In February, April, May, June, July and September 2001 and March, April and July 2002, we issued to lenders promissory notes in the aggregate principal amount of $8.52 million. As of September 30, 2002, the outstanding principal balance under these notes was approximately $7.4 million. The notes, as amended to date, bear interest at 12% per annum and mature on the earlier to occur of February 28, 2003 or the closing of project financing in an amount of at least $30.0 million for the construction of our planned Wellsville facility. These notes are secured by substantially all of our assets including our intellectual property. These notes, as amended, are convertible into our common stock, in whole or in part based on the original principal balance of the notes plus accrued interest, at the option of the holder at a conversion price equal to the following:

         (a) the price at which our common stock is issued and sold in connection with the project financing;

         (b) if securities other than our common stock are issued and sold in connection with the project financing, the price at which the securities issued and sold in connection with the project financing may be converted into our common stock; or

         (c) if no securities issued and sold in connection with the project financing, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days prior to the consummation of the qualified financing.

         Convertible Notes, dated September 7, 2001, due 2003. In September 2001, we issued to lenders convertible promissory notes in the aggregate principal amount of $3.0 million. As of September 30, 2002, the outstanding principal balance under these notes was approximately $2.6 million. The notes bear interest at 12% per annum and mature on the earlier to occur of February 28, 2003 or the closing of project financing in an amount of at least $30.0 million for the construction of our planned Wellsville facility. If we consummate an equity financing aggregating at least $35.0 million for construction of our planned Wellsville facility prior to maturity of these notes, $1.5 million of the notes will automatically convert into the securities issued in connection with the Wellsville project financing at a conversion rate equal to the purchase price paid by the investors for such securities. The remaining $1.5 million of the promissory notes will become due and payable upon closing of the project financing. These notes are secured by a third priority security interest in substantially all of our assets.

         Convertible Note, dated September 16, 2002, due 2003. On September 16, 2002, we issued to one lender a promissory note in the principal amount of $50,000 at an interest rate equal to 8% per annum. The proceeds of this loan were used for working capital purposes. This note matures on the earlier of September 16, 2003 or our receipt of project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. This note is secured by a first priority security interest in all of Probex's intellectual property. Further, this note is convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

         Unsecured Line of Credit. We assumed an unsecured bank line of credit in connection with our acquisition of Petroleum Products, which provides for unsecured borrowings for working capital of up to $75,000. At September 30, 2002, we had $33,000 outstanding under the line of credit. Borrowings under this line of credit bear interest at a fixed rate of 6.25% per annum.

         Loan Agreement. In July 2002, we entered into a loan agreement providing for commitments of up to $3.0 million, payable by the lenders to us in six equal monthly installments. Of the $3.0 million total commitment, $1.5 million was a firm commitment not subject to funding conditions. As of September 30, 2002, we had received the full $1.5 million of the firm commitment portion under this loan agreement. The lenders' obligation to fund the remaining $1.5 million of the commitment was conditioned upon our securing project financing by October 1, 2002.

Because we did not obtain the project financing, the lenders are not obligated to fund any of the $1.5 million conditional commitment. As of September 30, 2002, no lenders other than David McNiel funded any portion of the $1.5 million conditional commitment. Nevertheless, since September 30, 2002, we have received approximately $1.3 million of the $1.5 million conditional commitment from the lenders. We are negotiating with the lenders to arrange for further funding under this loan agreement. The outstanding notes, having a total aggregate principal balance of $2.8 million, bear interest at 12% per annum and mature on February 28, 2003. The notes are convertible into our common stock, in whole or in part, based upon the outstanding principal balance of the notes plus accrued interest, at the option of the holder when we secure the Wellsville financing. The notes are convertible at a conversion price equal to the price per share of any shares delivered to lenders in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of the planned Wellsville facility.

         8% Acquisition Note. On May 1, 2000, in connection with the acquisition of substantially all of the assets of Petroleum Products, we issued a promissory note to the seller in the aggregate principal amount of $1.5 million. The note bears interest at 8% per annum. The principal amount of this note is due and payable in equal semi-annual installments of $150,000 plus interest of approximately $37,500. In May 2002, the note holder agreed to defer $125,000 due and payable under this note until receipt of proceeds from interim financing, which was secured from the issuance of convertible notes in July 2002. Additionally, the $187,500 installment due under this note in July 2002 was deferred until completion of project financing for the construction of our planned Wellsville facility.

         7% Senior Secured Convertible Notes due 2004. On November 29, 2000, we completed a private placement of 7% senior secured convertible notes in an aggregate principal amount of $12.5 million. These notes bear interest payable in cash or our common stock semi-annually, with the principal amount due on November 28, 2004. Probex Fluids Recovery is the issuer of the notes which are secured by the assets of Probex Fluids Recovery and are guaranteed by us. The notes are convertible into our common stock. Initially, the conversion price of these notes was $1.40 per share. However, as consideration for the waiver of the event of default discussed below, we agreed to reduce the conversion price to the lowest price per share that we issue shares of our common stock after February 15, 2002 or at which any other securities issued after that date are then convertible into common stock. Upon consummation of project financing for our planned Wellsville facility, no further reductions in the conversion price pursuant to the preceding sentence will occur. As of June 30, 2002, the conversion price of these notes was $0.75 per share. As of September 30, 2002, 7% senior secured convertible notes with an aggregate principal balance of approximately $300,000 had been converted into our common stock.

         In October 2001, as a result of not securing commitments for project financing by September 30, 2001, an event of default occurred under the note purchase agreement governing these notes. In accordance with the note purchase agreement, we believe that we cured this event of default by obtaining from the required note holders approval of our plan for obtaining project financing for our planned Wellsville facility. In addition, we entered into a first amendment and waiver and consent to the notes to amend the conversion price of the notes as discussed above and waive any defaults caused by our inability to secure commitments for project financing, provided that we secure commitments for project financing on or prior to June 30, 2002. We have received a subsequent waiver of this event of default until February 28, 2003 from the required note holders. We are seeking to obtain project financing for our planned Wellsville facility by no later than February 28, 2003. We can give no assurance that we will be successful in securing project financing for this facility. As a result of the short-term nature of these waivers and the uncertainty of our ability to secure project financing, we reclassified the $12.2 million outstanding balance of the 7% senior secured convertible notes from long-term debt to short-term debt.

         One note holder who holds a note in the aggregate principal amount of $1.0 million has made claims on other grounds that another event of default has occurred and is continuing. We currently believe that this note holder's claims are without merit and intend to vigorously defend any action that such note holder might in the future bring against us.

EQUITY FINANCING

         On December 21, 2001, we issued 1,842,282 shares of our common stock to General Conference of Seventh-day Adventists for the aggregate purchase price of $1.0 million. On January 15, 2002, we issued an aggregate of 413,290 shares of our common stock to affiliates of Zesiger Capital Group resulting in gross proceeds of $253,000. Each of the two purchase agreements under which we sold these shares contains an adjustment mechanism that provides if we issue more than $500,000 of our common stock in the future at a price per share of less than $0.54 and $0.61, respectively, then General Conference of Seventh-day Adventists and affiliates of Zesiger Capital Group will receive an additional number of shares of our common stock as if the original price per share were the future price that is less than $0.54 and $0.61, respectively. Since the date of the agreement, we have not offered shares below the trigger prices for the adjustment mechanism.

         On August 29, 2002, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase, on each trading day during the term of the agreement, up to $25,000 of our common stock up to an aggregate of $20.0 million. Fusion Capital is not obligated to purchase our stock in the event that the purchase price falls below $0.20 per share or if we are otherwise in default under the Fusion agreement. Additionally, Fusion Capital is not required under the common stock purchase agreement to begin purchasing shares until the Securities and Exchange Commission has declared effective a registration statement relating to at least 15,000,000 shares of our common stock. Accordingly, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale by Fusion Capital of 16,923,077 shares of our common stock on November 25, 2002, and intend to file an amendment to this registration statement on the date of this Form 10-KSB The amount and timing of proceeds that we will receive under the Fusion agreement, if any, is uncertain. We have not received any proceeds from sales to Fusion Capital as of the date of this Form 10-KSB.

LIQUIDITY

         Project Financing of Planned Wellsville Facility. We will require funding of approximately $130.0 million to finance construction of our planned Wellsville facility. Of this amount, approximately $124.0 million is for project costs, including insurance, development, construction and financing costs. The remaining $6.0 million covers corporate overhead and contingency costs. To obtain this funding, we are actively pursuing several alternative financing structures, including the issuance of additional debt and equity securities and a leveraged lease transaction. In the event that we are unable to obtain funding of the $130.0 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.2 million and deferred offering costs of approximately $1.3 million will be impaired and may be required to be expensed. We are also working with the Swiss Re Group to evaluate its willingness to issue a new commitment to provide a "technology and market risk facility" in connection with various financing alternatives currently under consideration for the planned Wellsville facility. A technology and market risk facility will be required to protect our senior project lenders from certain risks associated with funding the construction process. Our previous technology and market risk facility commitment from Swiss Re Financial Products Corporation expired October 18, 2002, as expected, in accordance with its terms. Although we believe a commitment to provide a technology and market risk facility will ultimately be necessary to complete the financing activities, we do not anticipate finalizing the issuance of such a commitment until terms of the financing are fully structured. While we will use our best efforts to obtain project financing and a new commitment from Swiss Re, we cannot assure you that our efforts will be successful.

         Joint Venture. The planned French facility is expected to cost the joint venture about $50.0 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. Of the remaining capital requirement, the joint venture expects to finance at least $37.2 million from unaffiliated financial institutions, with the remainder coming from equity investments by us and our European co-venturers. We anticipate approximately $1.9 million will be required to meet our equity share of the project through startup and construction. We expect to fund our share of the equity through cash on hand and loans from third parties. The assets of the planned French facility would secure these loans and, if requested by the joint venture's lenders, we would be required to guaranty up to 15% of the joint venture's borrowings unless we elect to withdraw from the joint venture. Based on an estimated borrowing of $37.2 million, we would therefore be required to guaranty approximately $5.6 million of the amount borrowed. The joint venture agreements are denominated in Euros and have been translated into U.S. Dollars at a conversion rate of 1 to 1.

         To continue with our business plan of commercializing our ProTerra technology, we will require additional short-term working capital. We anticipate approximately $6.0 million of additional capital will be required to sustain operations through the end of fiscal year 2003. We have not been generating sufficient cash from operations to fund our operating activities. Presently, our only source of revenues is from the operations of Probex Fluids Recovery.

We intend to use the proceeds, if any, that we receive from Fusion Capital under the common stock purchase agreement and any interim financing for our short-term general corporate and working capital requirements. We cannot assure you that such proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If we are unable to obtain sufficient financing from Fusion Capital due to prevailing market prices, we will need to secure another source of funding to satisfy our working capital needs. Even if we are able to access the full $20.0 million under the common stock purchase agreement with Fusion Capital, we will still need additional capital to fully implement our business, operating and development plans, including construction of our planned Wellsville facility and satisfaction of any capital contribution requirements we are required to make in connection with our European joint venture.

         Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for interim financing and subsequent project financing, would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing for the planned Wellsville facility, we may be unable to continue as a going concern.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table highlights, as of September 30, 2002, our contractual obligations and commitments by type and period:

                                                                           PAYMENTS DUE BY PERIOD
                                                                           ----------------------
                                                              LESS THAN 1                                           AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL             YEAR          1-3 YEARS        4-5 YEARS           YEARS
-----------------------                      ------------     ------------     ------------     ------------     ------------
Short-Term Debt(1) .....................     $ 25,336,327     $25,336,327      $         --               --               --
Long-Term Debt .........................        1,148,250          467,626          680,624               --               --
Capital Lease Obligations ..............          199,292          115,774           83,518               --               --
Deferred Facility Design Costs(2) ......        8,796,207        8,796,207               --                                --
                                             ------------     ------------     ------------     ------------     ------------
Total(3) ...............................     $ 35,480,076     $ 34,715,934     $    764,142               --               --
                                             ============     ============     ============     ============     ============

----------

(1) Includes $13,103,000 of bridge loans that mature on the earlier of February 28, 2003 or consummation of project financing aggregating at least $30,000,000 for the construction of our planned Wellsville facility. Includes $32,436 outstanding under our line of credit. This number excludes interest accruing on this short-term debt. Includes $12,200,400 aggregate principal outstanding under the 7% senior secured convertible notes issued by Probex Fluids Recovery.

(2) We have agreed to pay these costs upon completion of project financing for the construction of our planned Wellsville facility.

(3)      Excludes unamortized discount of notes payable.

         As of September 30, 2002, our other commercial commitments are as follows:

                                      TOTAL                     AMOUNT OF COMMITMENT EXPIRATION PERIOD
OTHER COMMERCIAL                     AMOUNTS                    --------------------------------------
  COMMITMENTS                       COMMITTED      LESS THAN 1 YEAR     1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
----------------                   -----------     ----------------     ---------     ---------     -------------
Guaranties(1) ................     $12,200,400     $     12,200,400            --            --                --
Addison, Texas lease .........     $   532,260     $        106,452     $ 212,904     $ 150,804                --
Shreveport, Louisiana
    warehouse ................     $   972,000     $         97,200     $ 194,400     $ 194,400     $     291,600

----------

(1) Represents our guaranties in connection with the 7% senior secured convertible notes issued by Probex Fluids Recovery that have been reclassified from long-term debt to short-term debt.

RECENT ACCOUNTING DEVELOPMENTS

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         We adopted SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Application of the non-amortization provisions of these Statements resulted in an increase in net income of $422,550 ($0.01 per share) per year. We have performed an evaluation of the carrying value of goodwill as of September 30, 2002, and we believe there was no impairment to goodwill.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for years beginning after June 15, 2002, which will be our fiscal year 2003. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The adoption of SFAS 143 as of October 1, 2002 did not have a significant impact on our financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS No. 144 as of October 1, 2001 did not have a significant impact on our financial position and results of operations.

         In April, 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect that the adoption of this Statement will have a significant impact on our financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

         Filed herewith are our following audited financial statements:

                                                                                                           Page No.
Report of Ernst & Young LLP, Independent Auditors................................................................37

Consolidated Balance Sheet as of September 30, 2002..............................................................38

Consolidated Statements of Operations for the years ended September 30, 2002 and 2001............................39

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002 and 2001..................40

Consolidated Statements of Cash Flows for the years ended September 30, 2002 and 2001............................41

Notes to Consolidated Financial Statements.......................................................................42

Report of Ernst & Young LLP, Auditors

To the Board of Directors and Shareholders
Probex Corp.

         We have audited the accompanying consolidated balance sheet of Probex Corp. as of September 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Probex Corp. at September 30, 2002, and the consolidated results of its operations and its cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

         As discussed in Note 1 to the financial statements, the Company's recurring losses from operations, capital deficiency and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Dallas, Texas
December 17, 2002

                                  PROBEX CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    SEPTEMBER 30, 2002
ASSETS
Cash and cash equivalents                                                           $          161,398
Accounts receivable                                                                          1,962,515
Inventories                                                                                    164,023
Prepaid and other current assets                                                               490,495
                                                                                    ------------------
TOTAL CURRENT ASSETS                                                                         2,778,431

Property, plant and equipment - net                                                         13,784,006
Goodwill - net                                                                               5,808,841
Patents - net                                                                                  616,697
Investments in affiliate - at equity                                                           727,226
Deferred financing costs - net                                                               1,149,489
Deferred offering costs                                                                      1,348,708
Other assets                                                                                 1,174,750
                                                                                    ------------------
TOTAL ASSETS                                                                        $       27,388,148
                                                                                    ==================

LIABILITIES
Accounts payable                                                                    $        2,397,746
Accrued expenses                                                                             3,857,462
Deferred facility design costs                                                               8,796,207
Current maturities of capital lease obligations                                                115,774
Short-term debt - net of note discount                                                      24,348,335
Current maturities of long-term debt                                                           467,626
Deferred revenue                                                                                10,496
                                                                                    ------------------
TOTAL CURRENT LIABILITIES                                                                   39,993,646

Capital lease obligations, long-term                                                            83,518
Long-term debt                                                                                 680,624
                                                                                    ------------------
TOTAL LIABILITIES                                                                           40,757,788

COMMITMENTS AND CONTINGENCIES                                                                       --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 authorized:
Series A 10% cumulative convertible preferred stock, 550,000 shares authorized:
Issued - 532,500 at Sep. 30, 2002                                                                  533

Common stock, $0.001 par value, 100,000,000 shares authorized:
Issued-38,901,657 at Sep. 30, 2002                                                              38,902
Additional paid in capital                                                                  40,813,008
Deferred stock compensation expense                                                           (143,981)
Accumulated deficit                                                                        (53,813,695)
Less: treasury stock (common: 265,381 shares at Sep. 30, 2002 at cost                         (264,407)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                       (13,369,640)
                                                                                    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                $       27,388,148
                                                                                    ==================

         The accompanying notes are an integral part of the consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                           YEAR ENDED SEPTEMBER 30,
                                            2002              2001
                                        ------------      ------------
REVENUES                                $ 12,686,471      $ 15,528,606
COST OF SALES                              7,976,452         8,339,289
                                        ------------      ------------
GROSS PROFIT                               4,710,019         7,189,317

EXPENSES:
Operating                                  6,221,714         5,776,419
Research and development                   1,351,166         2,970,225
Selling, general and administrative        3,712,637         4,739,633
Other corporate expenses                   7,413,361         1,342,765
Depreciation and amortization                988,426         1,220,759
                                        ------------      ------------
TOTAL EXPENSES                            19,687,304        16,049,801
                                        ------------      ------------

OPERATING LOSS                           (14,977,285)       (8,860,484)

Interest - net                            (6,665,350)       (7,637,351)
Other non operating - net                      1,230            (2,713)
Equity in net income of affiliate              7,522            25,257
                                        ------------      ------------
NET LOSS                                $(21,633,883)     $(16,475,291)
                                        ============      ============

NET LOSS PER SHARE                      $      (0.64)     $      (0.61)
                                        ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING       34,715,595        27,832,334
                                        ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                  PROBEX CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  Preferred Stock     Common Stock
                                                                  ---------------  -------------------   Additional      Deferred
                                                                  Shares             Shares               Paid In         Stock
                                                                  Issued   Amount    Issued    Amount     Capital        Expense
                                                                  -------  ------  ----------  -------  ------------   ------------
BALANCE AT SEPTEMBER 30, 2000                                     535,000  $  535  25,531,137  $25,530  $ 20,203,826   $ (1,233,153)
     Issued for consulting services                                                    43,373       43        83,051
     Issued for conversion of debt                                                  1,099,107    1,099     1,537,234
     Issued from private stock sale                                                 1,528,572    1,529     1,830,563
     Issued from exercise of Warrants                                                 283,773      284       223,487
     Issued from exercise of Stock Options                                            326,666      327       163,006
     Issued from conversion of Preferred Stock                     (2,500)     (2)     13,333       13           (11)
     Preferred Stock dividend paid out in Common Stock                                356,671      357       534,650
     Debenture note interest paid out in Common Stock                                 741,534      742       875,345
     Bridge note interest paid out in Common Stock                                    756,519      757       147,180
     Preferred Stock dividend accrual
     Warrants granted to directors and advisory directors                                                     17,403
     Warrants granted to non employees                                                                     1,347,357
     Amortization related to employee stock options                                                                         685,637
     Additional paid in capital related to interest expense
        on 7% convertible debentures                                                                       3,125,000
     Discounts related to warrants attached to bridge loans                                                               2,634,049
     Net loss
                                                                  -------  ------  ----------  -------  ------------   ------------
BALANCE AT SEPTEMBER 30, 2001                                     532,500  $  533  30,680,685  $30,681  $ 32,722,140   $   (547,516)

     Issued from private stock sale                                                 2,255,672    2,256     1,250,321
     Issued from exercise of Stock Options                                            183,394      183        91,514
     Issued for consulting services                                                 2,239,472    2,241       929,340
     Issued for conversion of debt                                                    399,466      400       299,200
     Preferred Stock dividend accrual
     Preferred Stock dividend paid out in Common Stock                                355,004      354       532,146
     Debenture note interest paid out in Common Stock                               1,894,432    1,894     1,250,990
     Bridge note interest paid out in Common Stock                                    893,532      893       598,358
     Re-pricing warrants and preferred stock conversion price                                                147,447
     Amortization related to employee stock options                                                                         338,690
     Deferred Stock Expense adjustment from terminated employees                                             (64,845)        64,845
     Discounts related to warrants attached to bridge loans                                                3,056,397
     Net loss
                                                                  -------  ------  ----------  -------  ------------   ------------
BALANCE AT SEPTEMBER 30, 2002                                     532,500  $  533  38,901,657  $38,902  $ 40,813,008   $   (143,981)
                                                                  =======  ======  ==========  =======  ============   ============

                                                                                    Treasury Stock           Total
                                                                  Accumulated    --------------------    Stockholders'
                                                                    Deficit       Shares     Amount     Equity (Deficit)
                                                                  ------------   --------   ---------   ----------------
BALANCE AT SEPTEMBER 30, 2000                                      (14,638,046)   (62,690)  $    (627)  $      4,358,065
     Issued for consulting services                                                                               83,094
     Issued for conversion of debt                                                                             1,538,333
     Issued from private stock sale                                                                            1,832,092
     Issued from exercise of Warrants                                              (8,242)    (15,000)           208,771
     Issued from exercise of Stock Options                                        (96,079)   (163,333)                --
     Issued from conversion of Preferred Stock                                                                        --
     Preferred Stock dividend paid out in Common Stock                                                           535,007
     Debenture note interest paid out in Common Stock                                                            876,087
     Bridge note interest paid out in Common Stock                                                               147,937
     Preferred Stock dividend accrual                                 (535,021)                                 (535,021)
     Warrants granted to directors and advisory directors                                                         17,403
     Warrants granted to non employees                                                                         1,347,357
     Amortization related to employee stock options                                                              685,637
     Additional paid in capital related to interest expense
        on 7% convertible debentures                                                                           3,125,000
     Discounts related to warrants attached to bridge loans                                                    2,634,049
     Net loss                                                      (16,475,291)                              (16,475,291)
                                                                  ------------   --------   ---------   ----------------
BALANCE AT SEPTEMBER 30, 2001                                      (31,648,358)  (167,011)   (178,960)  $        378,520

     Issued from private stock sale                                                                            1,252,577
     Issued from exercise of Stock Options                                        (98,370)    (85,447)             6,250
     Issued for consulting services                                                                              931,581
     Issued for conversion of debt                                                                               299,600
     Preferred Stock dividend accrual                                 (531,454)                                 (531,454)
     Preferred Stock dividend paid out in Common Stock                                                           532,500
     Debenture note interest paid out in Common Stock                                                          1,252,884
     Bridge note interest paid out in Common Stock                                                               599,251
     Re-pricing warrants and preferred stock conversion price                                                    147,447
     Amortization related to employee stock options                                                              338,690
     Deferred Stock Expense adjustment from terminated employees                                                      --
     Discounts related to warrants attached to bridge loans                                                    3,056,397
     Net loss                                                      (21,633,883)                              (21,633,883)
                                                                  ------------   --------   ---------   ----------------
BALANCE AT SEPTEMBER 30, 2002                                      (53,813,695)  (265,381)   (264,407)       (13,369,640)
                                                                  ============   ========   =========   ================

         The accompanying notes are an integral part of the consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED SEPTEMBER 30,
                                                                               2002              2001
                                                                           ------------      ------------
CASH FLOW USED BY OPERATING ACTIVITIES
Net loss                                                                   $(21,633,883)     $(16,475,291)
Adjustments:
  Depreciation and amortization                                                 988,426         1,220,759
  Provision for doubtful accounts                                                85,806            50,000
  Equity in net income of affiliate                                              (7,522)          (25,257)
  Amortization of deferred stock expense                                        338,690           684,595
  Loss on disposition of assets                                                   2,090                --
  Stock issued for consulting services                                          131,581            83,094
  Warrants issued to advisory board members                                          --            17,403
  Stock issued for employee compensation                                             --             1,042
  Stock issued for interest expense                                           1,430,784         1,024,024
  Interest expense related to 7% convertible notes                                   --         3,125,000
  Amortization of discount on notes                                           3,065,331         2,058,718
  Amortization of deferred financing costs                                      539,610           441,342
  Write-off of deferred offering costs                                        5,099,542                --
  Write-off of deferred facility design costs                                 1,530,044                --
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts and notes receivable                       666,184        (1,027,332)
     (Increase) decrease in inventories                                         450,351          (516,213)
     (Increase) decrease in prepaid and other current assets                   (120,246)         (254,401)
     (Increase) decrease in other assets                                        (16,820)           59,753
     Increase (decrease) in accounts payable                                  1,349,722          (110,914)
     Increase (decrease) in accrued expenses                                  1,869,203           267,376
     Increase (decrease) in deferred revenue                                     10,496                --
                                                                           ------------      ------------
NET CASH USED BY OPERATING ACTIVITIES                                        (4,220,611)       (9,376,302)

CASH FLOW USED BY INVESTING ACTIVITIES
Purchase of property, plant and equipment                                      (685,569)       (4,426,666)
Cost of patents                                                                 (60,000)         (289,267)
                                                                           ------------      ------------
NET CASH USED BY INVESTING ACTIVITIES                                          (745,569)       (4,715,933)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payment on capital lease obligation                                  (184,616)         (150,487)
Proceeds from short-term borrowings                                           4,773,491         9,880,000
Principal payment on short-term borrowings                                       (4,754)       (7,227,091)
Proceeds from long-term borrowings                                                   --        12,500,000
Principal payment on long-term borrowings                                      (114,173)         (237,577)
Deferred financing costs                                                     (1,334,817)       (2,562,112)
Proceeds from re-pricing preferred stock conversion price and warrants          147,447                --
Proceeds from sale of common stock and exercise of options                    1,258,827         2,040,863
                                                                           ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     4,541,405        14,243,596
NET INCREASE (DECREASE) IN CASH                                                (424,775)          151,361
CASH AT BEGINNING OF PERIOD                                                     586,173           434,812
                                                                           ------------      ------------
CASH AT END OF PERIOD                                                      $    161,398      $    586,173
                                                                           ============      ============

CASH PAID FOR INTEREST                                                     $    265,087      $    493,933
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Deferred facility design costs                                                721,773         4,816,308
  Deferred financing costs                                                    1,743,807         1,424,496
  Capital lease obligations incurred for purchase of equipment                   38,650           426,522
  Conversion of debt and accrued interest to equity                             299,600         1,538,333
  Warrants issued to underwriters                                                    --         1,347,357
  Discounts on bridge notes payable                                           3,056,397         3,055,400
  Purchase price adjustment to goodwill                                              --           694,446
  Payment of preferred stock dividends                                          532,500           535,007
  Accrued preferred stock dividends                                             531,454           535,021
                                                                           ============      ============

         The accompanying notes are an integral part of the consolidated financial statements.

                          PROBEX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1. HISTORY AND NATURE OF BUSINESS

         We are a technology-based renewable resource company that has developed a patented process that enables us to produce high quality lubricating base oils from collected used lubricating oils in an environmentally beneficial and economical manner. While our primary business will be the production of high quality lubricating base oils and associated products from collected used lubricating oils, we currently operate in a single industry segment, the collection and sales of used lubricants in the United States.

         Our predecessor, Conquest Ventures, Inc., was incorporated in Colorado in August 1988. Conquest Ventures engaged in an unrelated line of business that had been discontinued by 1994 when it acquired certain technology rights from Probex Technologies, L.P. In connection with the 1994 acquisition, Conquest Ventures changed its name to Probex Corp. and focused its later activities on research and development of the ProTerra process. On August 31, 2000, we reincorporated as a Delaware corporation.

         We have incurred net losses since we began to focus our attention on the research, development and commercialization of our ProTerra process in 1994. We had net losses of $21.6 million for the year ended September 30, 2002 and $16.5 million for the year ended September 30, 2001. In addition, we had negative cash flows from operations of $4.2 million for the year ended September 30, 2002 and $9.4 million for the year ended September 30, 2001. At September 30, 2002, our current liabilities exceeded our current assets by $37.2 million, our stockholders' deficit was $13.4 million, and we had an accumulated deficit of $53.8 million.

         We expect to continue to incur losses as we increase our expenditures to commercialize our reprocessing technology. The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements.

         We have not commercially offered for sale any of our reprocessed lubricating base oil products and will not do so until after we secure project financing and our planned Wellsville reprocessing facility is completed. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance testing period of an additional five months. We currently derive all of our revenue from the services provided by our subsidiaries, Petroleum Products, Inc., Intercoastal Trading Company, Inc. and Specialty Environmental Services. Through those entities, we buy and sell used lubricating oil primarily in Kentucky, Ohio and certain portions of a select number of states in the southern and southeastern United States. We do not believe our revenue from the collection and sale of used lubricating oil will reflect the allocation of revenue we expect from our future lines of business.

         We do not currently have sufficient financial resources to fund our operations. We will require substantial additional capital to fund our future operations and construction of our planned reprocessing facilities. We can give you no assurances that this additional capital will be available in sufficient amounts or at all when needed.

         We anticipate approximately $6.0 million of additional capital will be required to sustain our operations through the end of fiscal year 2003 (excluding Wellsville and European joint venture project costs), approximately $130.0 million will be required to fund the construction and start up of our planned Wellsville facility, and approximately $1.9 million will be required to meet our equity share of the costs of our European joint venture through start-up and construction of the French facility (See Note 12). We are seeking funding for the construction of our planned Wellsville facility. We can give no assurance that we will be successful in securing project financing for this facility. In the event that we are unable to obtain funding of the $130.0 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.2 million and deferred offering costs of approximately $1.3 million, as of September 30, 2002, will be impaired and may be required to be expensed. Moreover, our option agreement to purchase the 22 acre site near Wellsville, where we plan to locate our planned facility, currently expires on February 28, 2003. If we have not exercised our option by that date and are unable to renew our option to purchase the Wellsville, Ohio site beyond February 28, 2003 and are forced to seek another location for the planned facility, we may be required to restart the process of obtaining appropriate permits for construction and use of the surrounding land. If we must locate another site for the planned facility, then our timeline for completing construction would also be lengthened and our costs may increase, which would have a material adverse effect on our future prospects. Our initial capital contribution for our European joint venture will be funded from cash on hand and third party loans.

         The extent to which we rely on Fusion Capital (See Note 8) as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. We cannot assure you that funding will be available under our common stock purchase agreement with Fusion Capital in sufficient amounts or at all when needed due to a number of factors. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires that a registration statement be declared effective and remain effective. We can give you no assurance that the registration statement we filed with the Securities and Exchange Commission to register the resale of shares sold to Fusion Capital under the common stock purchase agreement will be declared effective or remain effective.

         Our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

         We have substantial short-term and long-term debt obligations. For the year ended September 30, 2002, our net interest expense was approximately $6.7 million and for the fiscal year ended September 30, 2001, it was $7.6 million. As of September 30, 2002, we had approximately $26.0 million of gross debt outstanding and as of September 30, 2001, we had $22.1 million gross debt outstanding. As of September 30, 2002, we had approximately $13.1 million of gross short-term debt which matures on the earlier of February 28, 2003 or the closing of any project financing we are able to secure for our planned Wellsville facility. Additionally, as a result of waivers of defaults under our 7% senior secured convertible notes extending the time in which we are required to secure commitments for project financing until February 28, 2003, we have reclassified the $12.2 outstanding balance of the notes from long-term debt to short-term debt. Our substantial debt obligations pose risks to our business and stockholders by:

         o    making it more difficult for us to satisfy our obligations;

         o requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

         o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

         o making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

         We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. One of the holders of our 7% senior secured convertible notes has claimed that an event of default has occurred and is continuing under those notes. We believe that this note holder's claims are without merit and intend to vigorously defend any action that such note holder might in the future bring against us. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. An event of default under our indebtedness or related documents may also trigger an event of default under our common stock purchase agreement with Fusion Capital, which could give Fusion Capital the right to stop purchasing our common stock. In addition, we have pledged all of our assets, including our intellectual property, to secure some of our borrowings. As a result, a foreclosure upon or a sale of these assets would result in the termination of our business. We can make no assurance that we will not default under any of our indebtedness in the future.

         The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Probex Corp. and its wholly owned subsidiaries: Probex Fluids Recovery, Inc., Probex Operating Services, Inc., Probex Holdings I, Inc., and Probex Holdings II, Inc. We have dissolved the dormant Quadrex Corporation and Apollo Oil Company subsidiaries in October 2001. Significant intercompany transactions and balances have been eliminated in consolidation.

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

PLANT, PROPERTY AND EQUIPMENT

         Fixed assets greater than $1,000 are recorded at cost and depreciated over their estimated useful lives, which range from three to ten years, using the straight-line method. Deferred facility design costs represent costs related to the pre-construction design of our reprocessing facilities. During the fourth quarter of the year ended September 30, 2002, we wrote off approximately $1.5 million of deferred facility design costs in relation to a project contract we are no longer pursuing. Amortization of these costs will begin when the first facility is placed in service. Equipment leased under capital leases is amortized over the life of the respective lease.

GOODWILL

         Goodwill represents the excess purchase price over the fair market value of the net assets acquired. The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. We have evaluated the carrying value of goodwill as of September 30, 2002 and have determined that there is no impairment based on an unsolicited offer we have received for our used lubricating oil business. There is no goodwill associated with equity investments. There has been no amortization of goodwill since this accounting change. The impact on operations is as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                                  2002                2001
Reported net loss ......................     $  (21,633,883)     $  (16,475,291)

Goodwill Amortization ..................                 --             422,550
                                             --------------      --------------
Adjusted net loss ......................     $  (21,633,883)     $  (16,052,741)
                                             ==============      ==============

Reported net loss per share ............     $        (0.64)     $        (0.61)
Goodwill Amortization per share ........                 --                0.01
                                             --------------      --------------
Adjusted net loss per share ............     $        (0.64)     $        (0.60)
                                             ==============      ==============

PATENTS

         Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $47,926 and $21,867 for 2002 and 2001, respectively. Amortization expense was $26,059 and $17,512 for the years ended September 30, 2002 and 2001, respectively.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

         We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. At each year-end, we review our long-lived assets for circumstances that may indicate impairment. Based on our impairment analysis, we have not recorded any impairment charges. As previously noted, during the fourth quarter of the year ended September 30, 2002, we wrote off approximately $1.5 million of deferred facilities design costs relating to a project contract we are no longer pursuing.

DEFERRED OFFERING COSTS

         Deferred offering costs represent capitalized costs incurred for the ongoing effort to obtain project financing. We continually evaluate these costs and write-off all costs associated with plans that are not considered viable alternatives. During the fourth quarter of the year ended September 30, 2002, we wrote off approximately $5.1 million of costs in relation to financing plans that we are no longer pursuing.

REVENUE RECOGNITION

         Revenue is recognized when title passes to the customer, typically upon delivery.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense when incurred. Based on the completion of our process demonstration facility and the engineering report that we received, management believes that technical feasibility has been reached for our proprietary process.

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

         We have incurred net operating losses for federal income tax purposes and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non-current deferred tax assets have been fully reserved at September 30, 2002.

STOCK COMPENSATION

         We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for our employee stock options. Under APB 25, if the exercise price of an employee's stock options equals or exceeds the market price of the underlying stock on the date of grant and certain other plan conditions are met, no compensation expense is recognized. If the terms of stock options are modified, we account for these options as variable options.

         We account for stock-based awards issued to non-employees in accordance with the fair value method of SFAS 123 and Emerging Issues Task Force Issue No. 96-18. Accordingly, we measure the cost of such awards based on the fair market value of the options using the Black-Scholes method option-pricing model.

         See Note 5 regarding the pro forma net loss per common share information as required by the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).

FAIR VALUE OF FINANCIAL INSTRUMENTS

         We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable approximates book value at September 30, 2002.

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

         The effect of stock options, warrants and other convertible securities that aggregated 48,672,840 and 28,526,158 shares as of September 30, 2002 and 2001, respectively, would be anti-dilutive due to our losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

         The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                      YEAR ENDED SEPTEMBER 30,
                                       2002              2001
LOSS .........................     $ 21,633,883      $ 16,475,291
PREFERRED DIVIDENDS ..........          531,454           535,021
                                   ------------      ------------
LOSS AVAILABLE TO COMMON .....       22,165,337        17,010,312
                                   ============      ============
SHARES (DENOMINATOR) .........       34,715,595        27,832,334
                                   ------------      ------------
LOSS PER SHARE ...............     $      (0.64)     $      (0.61)
                                   ============      ============

NEW ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for years beginning after June 15, 2002, which will be our fiscal year 2003. SFAS No. 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The adoption of SFAS 143 as of October 1, 2002 did not have a significant impact on our financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS No. 144 as of October 1, 2001 did not have a significant impact on our financial position and results of operations.

         In April, 2002, the Financial Accounting Standards Board issued SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect that the adoption of this Statement will have a significant impact on our financial position and results of operations.

RECLASSIFICATIONS

         Certain accounts have been reclassified to conform to the current period's presentation.

3. PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 2002 consisted of the following.

Land and land improvements .............     $    161,190
Buildings and leasehold improvements ...          368,183
Machinery and equipment ................        4,449,873
Deferred facility design costs .........       11,151,490
                                             ------------

                                               16,130,736

Accumulated depreciation ...............       (2,346,730)
                                             ------------
                                             $ 13,784,006
                                             ============

         At September 30, 2002, property, plant and equipment included approximately $11.2 million of costs related to the pre-construction design of our first reprocessing facility. During the fourth quarter of the year ended September 30, 2002, we wrote off approximately $1.5 million of these costs in relation to a project contract we are no longer pursuing. Certain vendors have agreed to defer payment until financing for the construction of the Wellsville facility is complete. At September 30, 2002, $5.6 million has been deferred and is included on the balance sheet as a liability under the caption deferred facility design costs. The facility is anticipated to be built in Wellsville, Ohio, and is expected to be placed into service during Fiscal 2004. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the timing of the completion of the facility is dependent upon purchasing the land and our operations, cash flows, alternative uses of capital and alternative sources of financing among other market conditions.

         Depreciation expense was $962,367 and $780,697 for 2002 and 2001, respectively.

4. SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

Our short-term debt at September 30, 2002 consisted of the following:

$3,000,000 of notes payable, dated February 20, 2001, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $0 ................     $ 3,000,000
$1,830,000 of notes payable, dated April to July 2001, bearing interest
  at 12% per annum due February 28, 2003, net of unamortized discount of $0 .........     $ 1,830,000
$3,000,000 of convertible notes payable, dated September 7, 2001, bearing interest at 12% per annum due February 28, 2003, net of
  unamortized discount of $0 ........................................................     $ 3,000,000
$500,000 note payable, dated September 13, 2001, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $0 ................     $   500,000

$3,000,000 note payable, dated March 29, 2002, bearing interest at 12% per annum
  due February 28, 2003, net of unamortized discount of $444,951 ....................     $ 2,555,049
$200,000 of notes payable, dated April 3, 2002, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $10,172 ...........     $   189,828
$1,523,491 of notes payable, dated July to September 2002, bearing interest at
  12% per annum due February 28, 2003, net of unamortized
  discount of $532,869 ..............................................................     $   990,622
$50,000 of notes payable, dated September 16, 2002, bearing interest at
  8% per annum due September 16, 2003, net of unamortized discount of $0  ...........     $    50,000
7% Senior Secured Convertible Notes .................................................     $12,200,400
$75,000 line of credit ..............................................................     $    32,436
                                                                                          -----------
                                                                                          $24,348,335
                                                                                          ===========

         On February 20, 2001, we issued to lenders promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 10% per annum; however, the interest rate was subsequently increased retroactive to the date of origination to 12% per annum in connection with the extension of the maturity date. The proceeds of this loan were used for working capital purposes. These notes originally matured on June 30, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. We have incurred $1,544,653 of cumulative discount on note costs related to warrants issued to the noteholders and placement agents. These costs have been amortized and charged to interest expense. These notes are secured by a first priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of these notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, these notes have been amended to be convertible into Probex common stock at the option of the holder at a conversion price equal to:

         o if Probex's common stock is issued and sold in connection with the project financing, the purchase price paid to Probex by the purchasers for each share of Probex's common stock in the project financing;

         o if securities other than Probex's common stock are issued and sold in connection with the project financing, the price at which the securities issued and sold in connection with the project financing may be converted into Probex's common stock; or

         o if none of the securities of Probex issued and sold in connection with the project financing are Probex's common stock or securities convertible into Probex's common stock, the product of

              o the average closing price of Probex's common stock as reported by the American Stock Exchange for the twenty (20) trading days prior to the consummation of the Qualified Financing and 0.94.

         In April, May, June, and July 2001, we issued to lenders promissory notes in the aggregate principal amount of $1,830,000 at an interest rate equal to 10% per annum; however, the interest rate was subsequently increased retroactive to the date of origination to 12% per annum in connection with the extension of the maturity date. The proceeds of this loan were used for working capital purposes. These notes originally matured on September 1, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. We have incurred $665,459 of cumulative discount on note costs related to warrants issued to the noteholders and placement agents. These costs have been amortized and charged to interest expense. These notes are secured by a second priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of these notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, these notes have been amended to be convertible into Probex common stock at the option of the holder as described in the preceding paragraph.

         In September 2001, we issued to lenders convertible promissory notes in the aggregate principal amount of $3,000,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. If we consummate an equity financing aggregating at least $35,000,000 for our facility to be built in Wellsville, Ohio prior to maturity of these notes, $1,500,000 of the promissory notes will automatically convert into the securities issued in connection with the Wellsville project financing at a conversion rate equal to the purchase price paid by investors for such securities. The remaining $1,500,000 of promissory notes will become due and payable at project financing. We have incurred $940,197 of cumulative discount on note costs related to common stock issued to noteholders. These costs have been amortized and charged to interest expense. These notes originally matured on December 31, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. These notes are secured by a third priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of these notes, Probex granted the noteholders a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under these notes. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property.

         In September 2001, we issued to a lender a promissory note in the aggregate principal amount of $500,000 at an interest rate equal to 12% per annum. The proceeds of this loan were used for working capital purposes. We have incurred $160,296 of cumulative discount on note costs related to warrants issued to the noteholder. These costs have been amortized and charged to interest expense. This note originally matured on December 31, 2001, but the maturity date has been extended to the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. This note is secured by a fourth priority security interest in all of the assets of Probex, other than its intellectual property and the capital stock of PFR. Additionally, as consideration for the extension of the maturity date of this note, Probex granted the noteholder a first priority security interest in all of its intellectual property with respect to one-third of the principal amount outstanding and accrued but unpaid interest under this note. This first priority security interest in all of Probex's intellectual property, however, is subordinated to the note issued on March 29, 2002 and any additional new notes issued up to $8,000,000 aggregate principal amount. The remainder of the principal amount outstanding and accrued but unpaid interest is secured by a second priority security interest in all of Probex's intellectual property. Further, this note has been amended to be convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

         In March 2002, we entered into a loan agreement with a lender for loan of $3,000,000. Pursuant to this loan agreement, we received $1,500,000 in March 2002, $500,000 in May 2002 and $1,000,000 in June 2002. We issued to this lender a promissory note in the principal amount of $3,000,000 at an interest rate equal to 12% per annum. This loan matures on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. The proceeds of this loan were used for working capital purposes. This loan is secured by a first priority security interest in all of Probex's intellectual property. Further, this note is convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001. In connection with this note, we incurred $708,058 of cumulative discount on note costs related to warrants issued to the noteholder. These costs are being amortized over the primary term of the note and charged to interest expense.

         In April 2002, we issued to two lenders promissory notes in the principal amount of $200,000 at an interest rate equal to 12% per annum. The proceeds of these loans were used for working capital purposes. As of September 30, 2002, in connection with these notes, we have incurred $84,007 of cumulative discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the primary term of the note and charged to interest expense. These notes mature on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. These notes are secured by a first priority security interest in all of Probex's intellectual property. Further, these notes are convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

         In July through September 2002, we issued to lenders promissory notes in the principal amount of $1,523,491 in conjunction with a $3,000,000 commitment at an interest rate equal to 12% per annum. The proceeds of these loans were used for working capital purposes. As of September 30, 2002, in connection with these notes, we have incurred $639,443 of cumulative discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the primary term of the note and charged to interest expense. These notes mature on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. These notes are secured by a first priority security interest in all of Probex's intellectual property. Further, these notes are convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

         On September 16, 2002, we issued to one lender a promissory note in the principal amount of $50,000 at an interest rate equal to 8% per annum. The proceeds of these loans were used for working capital purposes. This note matures on the earlier of September 16, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. This note is secured by a first priority security interest in all of Probex's intellectual property. Further, this note is convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

         At September 30, 2002, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $32,436 was outstanding. The interest rate at the close of business on September 30, 2002 was 6.25%.

         On November 29, 2000, we completed a private placement of $12,500,000 aggregate principal amount of 7% senior secured convertible notes. These notes bear interest payable semiannually, commencing on January 1, 2001, with the principal amount due on November 28, 2004. The notes were issued by our collection subsidiary, PFR, are secured by the assets of PFR, guaranteed by Probex and convertible into Probex common stock. The conversion price of these notes into common stock was initially $1.40 per share, however, as consideration for the waiver of the event of default discussed in the second following paragraph, we agreed to reduce the conversion price to the lowest price per share that Probex issues shares of its common stock after February 15, 2002 or at which any other securities issued after that date are then convertible into common stock. Additionally, the purchase agreement governing the loan required us to file a registration statement under the Securities Act of 1933 covering the resale of the shares of our common stock issuable upon conversion of the notes evidencing the $12.5 million loan. As of March 31, 2001, we had not filed the registration statement. As consideration for extending our obligation to file the registration statement, we agreed to issue to the holders of these notes that number of shares of our common stock equal to 2% of the shares of our common stock issuable upon conversion of their note at the close of each calendar quarter that the registration statement had not been filed. Upon consummation of project financing for our first reprocessing facility, no further reductions in the conversion price pursuant to the preceding sentence will occur. As of September 30, 2002, the conversion price of these notes was $0.75 per share. In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded additional interest expense of approximately $3,125,000 in the first quarter of fiscal year 2001.

         In connection with the placement of the 7% senior secured convertible notes, we incurred $2,130,441 of deferred debt offering costs, including $1,218,357 related to warrants issued to placement agents. These costs are being amortized over the primary term of the notes.

         In October 2001, as a result of not securing commitments for project financing by September 30, 2001, an event of default occurred under the Note Purchase Agreement governing these notes. In accordance with the Note

Purchase Agreement, we believe that we fully cured such event of default by obtaining approval of the required holders of management's plan to obtain project financing. In addition to obtaining approval of management's plan to obtain project financing, we entered into a first amendment and waiver and consent to the notes. This first amendment and waiver and consent to the notes amends the conversion price of the notes as discussed above and waives any defaults caused by our inability to secure commitments for project financing under the Note Purchase Agreement, provided that we secure commitments for project financing on or prior to June 30, 2002. We obtained a waiver of this event of default until February 28, 2003.

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

LONG-TERM DEBT

Our long-term debt at September 30, 2002 consists of the following:

8% Acquisition note .....     $ 1,148,250
Less current portion ....        (467,626)
                              -----------
                              $   680,624
                              ===========

         On May 1, 2000, in conjunction with the acquisition of substantially all of the assets of Petroleum Products Inc. (PPI), we issued a promissory note to the seller. We have agreed to pay the seller the principal sum of $1,500,000 together, with interest in arrears on the unpaid principal balance at an annual rate equal to 8%. The principal amount of this note is due and payable in semi-annual installments of $150,000, plus interest amortized, from 2001 to 2005. On January 2, 2001, we paid the first semi-annual installment, and we paid the second installment on September 10, 2001. In March 2002, the noteholder agreed to defer $125,000 currently due and payable under this note until receipt of proceeds from interim financing, and subsequently was paid these monies by November 2002. Additionally, the installment due under this note in July 2002 was deferred until completion of project financing for the construction of our first reprocessing facility.

5. STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

         We are authorized to issue up to 100,000,000 shares of our common stock, $0.001 par value per share, of which 38,901,657 shares were issued and outstanding at September 30, 2002.

         On February 1, 2000, we filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. On February 3, 2000, our common stock began trading on the American Stock Exchange under the symbol "PRB."

         We are also authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 550,000 shares are designated as Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock. As of June 30, 2002, 532,500 shares of Series A Preferred Stock were issued and outstanding.

ISSUANCES OF PREFERRED STOCK

Series A 10% Cumulative Convertible Preferred Stock:

         In July 1999, we initiated a private placement to investors for up to $5.0 million of Series A preferred stock at $10.00 per share. Each share of Series A preferred stock is convertible at any time at the option of the holder into 5.33333 shares of common stock of the Company, or a $1.875 conversion price per share of common stock, and shall be automatically converted, without further action on the part of the Company or the holder, into 5.33333 shares of common stock on the date following any thirty-day trading period in which the average daily closing price of our common stock exceeds $5.625 per share. The holders of Series A preferred stock are not entitled to vote, except on certain limited matters and to the extent required by law. The Series A preferred stock, with respect to rights on liquidation, winding up and dissolution, ranks senior to all classes and series of common stock and may rank senior to other classes of preferred stock. The Series A preferred stock has a liquidation preference of $10.00 per share plus accrued and unpaid dividends, that is prior to the liquidation preference of the common stock. Each share of Series A preferred stock is entitled to receive semi-annual dividends at the rate of $1.00 per annum payable either in cash or in common stock at $1.50 per share, at our option. We accrue the liability for this dividend on a monthly basis and pay it semi-annually in May and November.

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

         During fiscal 2002, we issued 355,004 shares of our common stock at $1.50 per share to holders of Series A preferred stock in lieu of cash dividends for November 2001 and May 2002.

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

         On January 15, 2002, we issued an aggregate of 288,000 shares of our common stock at $0.877 per share resulting in $252,577 of cash proceeds. The purchased shares are subject to anti-dilution provisions that require us to issue additional shares to the purchaser to adjust the purchase price per share paid by the purchaser to equal any sales of common stock or securities convertible into common stock, pursuant to a public offering or private placement in an aggregate amount of $500,000 or more, at a lower price per share during a 24-month period following closing. The closing was contingent upon obtaining project financing and certain other conditions; however, the investor exercised its option to accelerate its purchase of the common stock in January 2002. As consideration for the exercise of this option to accelerate the closing, we issued an aggregate of 125,390 additional shares of common stock to the investor, which are not subject to the adjustment provision described above in this paragraph.

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

         On April 19, 2002, we agreed to issue 4,348 shares of our common stock to a consultant as compensation for services rendered. This was recorded as a selling, general and administrative expense for the quarter ended June 30, 2002.

         On April 19, 2002, we issued 3,788 shares of our common stock to placement agents pursuant to anti-dilution provisions contained in their respective placement agreements.

         On August 29, 2002, we issue 1,923,077 shares of our common stock to one consultant as compensation for services rendered related to their assistance in obtaining an equity line of credit. The fair market value of these shares have been recorded as other assets in the accompanying consolidated financial statements and will be charged to offering costs and offset against the common stock proceeds as the Company draws on this equity line of credit.

         On September 26, 2002, we issue 101,722 shares of our common stock to a consultant as compensation for services rendered. This was recorded as other corporate expenses for the quarter ended September 30, 2002 in the accompanying consolidated financial statements.

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

         Since October 1, 2001, we have issued 893,532 shares of our common stock to holders of our bridge notes as consideration for the extension of the maturity date of such notes.

         On June 30, 2002, we issued an aggregate of 333,333 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 for extensions of registration rights obligations of the Company to the end of the following calendar quarter.

         In July and September 2002, we issued an aggregate of 849,810 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 as interest for the six-month period ended June 30, 2002 and for extensions of registration rights obligations of the Company to the end of the following calendar quarter.

Common stock issued upon exercise of warrants and stock options:

         During April 2001, warrants to purchase our common stock, expiring April 26, 2001, were exercised at a price of $1.00 per share resulting in the issuance of an aggregate of 208,773 shares of our common stock and cash proceeds of $208,771. Also in April 2001, warrants to purchase our common stock, expiring April 26, 2001, were exercised in a cashless transaction, at a price of $0.20 per share, resulting in the issuance of an aggregate of 75,000 shares.

         On June 21, 2001, stock options to purchase our common stock, expiring June 30, 2009, were exercised at a price of $0.50 per share in a cashless exercise transaction resulting in the issuance of an aggregate of 326,666 shares of our common stock. The purchase price was paid for by the sale of stock that the employee had held for over six months.

         On November 11, 2001, stock options to purchase our common stock, expiring June 30, 2009, were exercised at a price of $0.50 per share resulting in the issuance of an aggregate of 12,500 shares of our common stock.

         On November 30, 2001, stock options to purchase our common stock, expiring June 30, 2009, were exercised at a price of $0.50 per share in a cashless exercise transaction resulting in the issuance of an aggregate of 7,560 shares of our common stock. The purchase price was paid for by the sale of stock that the employee had held for over six months.

         On January 17, 2002, stock options to purchase our common stock, expiring June 30, 2002, were exercised at a price of $0.50 per share in a cashless exercise transaction resulting in the issuance of an aggregate of 163,334 shares of our common stock. The purchase price was paid for by the sale of stock that the employee had held for over six months.
Common stock issued upon conversion of convertible instruments:

         On November 30, 2000, a third party lender converted a loan in the principal amount of $1,500,000 and accrued interest of $38,333 into 1,099,107 shares of our common stock.

         On June 30, 2002, two holders of PFR's 7% Senior Secured Convertible Notes due November 2004 converted their notes into 399,466 shares of the Company's common stock.

Re-pricing of warrants and preferred stock:

         In September 2002, we received $147,447 from the re-pricing of warrants and our Series A preferred stock. Of this amount, $39,947 was from the re-pricing of 351,370 warrants and $107,500 was from the re-pricing of 43,000 shares of our Series A preferred stock.

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

WARRANTS TO PURCHASE OUR COMMON STOCK

         The following table summarizes activity related to warrants and contingent warrants as of September 30, 2002:

                                        NUMBER OF SHARES     AVERAGE PRICE     AVERAGE LIFE
                                        ----------------     -------------     ------------
Balance at September 30, 2000 .....            4,847,604              1.38              .72
Granted ...........................            5,970,905              1.50             3.42
Exercised .........................              283,773               .79              .00
Expired/Canceled ..................               35,483              1.00              .00
                                        ----------------     -------------     ------------
Balance at September 30, 2001 .....           10,499,253              1.47             2.31
Granted ...........................           18,843,099               .76             4.28
Exercised .........................                    0               .00              .00
Expired / Canceled ................            6,284,560              1.41             3.04
                                        ----------------     -------------     ------------
Balance at September 30, 2002 .....           23,057,792               .90             3.72
                                        ================     =============     ============

         The above warrants to purchase our common stock are exercisable at September 30, 2002, except for 560,000 shares acquirable pursuant to the exercise of warrants that are contingent upon the occurrence of certain future events, none of which have occurred.

         On April 1, 2002, a ratchet price provision contained in warrants to purchase an aggregate of 5,483,190 shares of our common stock was triggered. These warrants had exercise prices ranging from $1.24 to $1.58. As of a result of such provision, the exercise price of these warrants was reduced to $0.75. All other terms of these warrants remained the same.

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

         The following table summarizes activity related to options:

                                        NUMBER OF SHARES     WEIGHTED AVERAGE
Balance at September 30, 2000 .....            5,338,000     $         1.3493
  Granted .........................            1,294,000               2.0045
  Exercised .......................              326,666               0.5000
  Forfeited .......................               45,000               1.3216
                                        ----------------     ----------------
Balance at September 30, 2001 .....            6,260,334     $         1.5483
  Granted .........................            1,009,848               0.8412
  Exercised .......................              183,394               0.5000
  Forfeited .......................              922,940               1.2356
                                        ----------------     ----------------
Balance at September 30, 2002 .....            6,163,848     $         1.5105
                                        ================     ================

         All options to purchase our common stock issued to employees during the year ended September 30, 2002 were issued with exercise prices equal to or greater than fair market value on the date of issuance.

         The terms of options to purchase our common stock are summarized below:

                                                      WEIGHTED AVERAGE     WEIGHTED AVERAGE
   RANGE OF EXERCISE PRICES        NUMBER GRANTED     CONTRACTUAL LIFE       OPTION PRICE          TOTAL
Granted at Market Value
  less than $1.00 ............          2,462,500                  7.4                0.479       1,178,780
  at $1.01 to $1.99 ..........            840,765                  8.3                1.671       1,404,755
  at $2.00 to $2.99 ..........            805,000                  8.0                2.365       1,903,651
  at $3.00 to $3.99 ..........            113,500                  7.6                3.735         423,938
  at $4.00 to $4.99 ..........              3,333                  7.3                4.813          16,040

Granted below Market Value
  $1.00 to $1.99 .............            613,750                  7.7                1.875       1,150,781
  $2.00 to $2.99 .............          1,165,000                  7.9                2.348       2,735,039
  $3.00 to $3.99 .............            160,000                  8.4                3.023         483,750
                                   --------------                                               -----------
                                        6,163,848                                               $ 9,296,734
                                   ==============                                               ===========

         At September 30, 2002, exercisable options are as follows:

RANGE OF EXERCISE PRICES                NUMBER EXERCISABLE
Granted at Market Value
  at less than $1.00 per share ....                564,333
  at $1.00 to $1.99 per share .....                458,655
  at $2.00 to $2.99 per share .....                365,315
  at $3.00 to $3.99 per share .....                107,329
  at $4.00 to $4.99 per share .....                  3,333
                                        ------------------
                                                 1,498,965

Granted below Market Value
  at $1.875 to $1.999 .............                271,666
  at $2.00 to $2.99 ...............                710,060
  at $3.00 to $3.99 ...............                 40,000
                                        ------------------
                                                 1,021,726
                                        ==================

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

                                        YEAR ENDED SEPTEMBER 30,
                                         2002              2001
Net loss as reported ...........     $(21,633,833)     $(16,475,291)
                                     ============      ============
  Pro forma ....................     $(23,460,717)     $(17,490,995)
                                     ============      ============

Loss per common share (basic and
diluted) as reported ...........     $      (0.64)     $      (0.61)
                                     ============      ============
  Pro forma ....................     $      (0.68)     $      (0.65)
                                     ============      ============

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and we anticipate making awards in the future under our stock-based compensation plan.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes method option-pricing model. The following assumptions were used for grants in 2002: dividend yield of 0%, volatility of .76, risk free interest rate estimated as 5.23% with an expected life of 10 years. The following assumptions were used for grants in 2001: dividend yield of 0%, volatility .76, risk free interest rate estimated as 5% with an expected life of 10 years.

         The weighted-average grant date fair value of options granted during the year with an exercise price that equals or exceeds the market price of the stock on the grant date was $.62 for fiscal year 2002. The weighted-average grant date fair value of options granted during the year with an exercise price that equals or exceeds the market price of the stock on the grant date was $1.21, and $0.92, respectively for fiscal year 2001.

         The model is based on historical stock prices and volatility, which, due to the low volume of transactions, may not be representative of future price variances.

6. INCOME TAXES

         The components of deferred tax assets and liabilities at September 30 are as follows:

                                            2002              2001
Deferred tax assets
  Issuance of options .............     $    582,875      $    467,720
  Issuance of warrants ............          255,521           255,521
  Reserve for doubtful accounts ...          131,027                --
  Depreciation and amortization ...           19,766                --
  Net operating loss ..............       17,073,122         9,769,990
                                        ------------      ------------
Total deferred tax assets .........      (18,062,311)       10,493,231
Valuation allowance ...............      (18,062,311)      (10,490,057)
                                        ------------      ------------
Net deferred tax asset ............               --             3,174
  Deferred tax liability ..........               --                --
  Depreciation and amortization ...               --            (3,174)
                                                          ------------
Net deferred tax asset ............     $         --      $         --
                                        ============      ============

         In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $7,572,254 during fiscal year 2002 as a result of incurring net operating losses. Net Operating loss carryforwards aggregate approximately $50,215,000 and expire in the years 2005 through 2022.

         Our income tax expense (benefit) for the years ended September 30 differed from the statutory federal tax rate as follows:

                                                                2002              2001
Statutory rate applied to loss before income taxes ....     $ (7,355,520)     $ (5,594,119)
State income tax expense ..............................               --            22,000
Warrant issuance costs ................................               --                --
Other .................................................         (216,734)            3,414
Increase in valuation allowance .......................        7,572,254         5,590,705
                                                            ------------      ------------
Income tax expense ....................................     $         --      $     22,000
                                                            ============      ============

7. LEASE COMMITMENTS

         We have various lease agreements for offices, branches, trucks, lab equipment and personal property. Most leases contain renewal options and some contain purchase options. No leases contain restrictions on our activities concerning dividends, additional debt or further leasing. Rental expense charged to continuing operations under operating leases for the years ended September 30, 2002 and 2001 was $1,899,350 and $1,489,837, respectively.

         Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by us as of September 30, 2002, were:

                                              MINIMAL LEASE COMMITMENTS
                                              CAPITAL        OPERATING
Fiscal
2003 ...................................     $  132,915      $  983,415
2004 ...................................         38,729         697,903
2005 ...................................         25,344         578,928
2006 ...................................         25,344         306,694
2007 ...................................          6,787         141,554
After 2007 .............................             --         291,600
                                             ----------      ----------
Total minimum lease payments ...........        229,119      $3,000,095
                                                             ==========
Less amounts representing interest .....        (29,827)
                                             ----------
Present value of net minimum capital
  lease payments .......................     $  199,292
                                             ==========

8. COMMITMENTS AND CONTINGENCIES

         In June 1999, we secured and currently hold an option from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, to purchase a 22-acre site for our first domestic facility. Additionally, the site and other surrounding property will be improved by the construction of an adjacent highway interchange primarily using Federal Funds. The Federal Highway administration has determined that no transfers of title to such land to private industry may take place prior to completion of the highway interchange that is projected to occur in 2003

(see Properties Section, Item 2). Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price. To date, we have paid $530,000 for this option to purchase and such payments will be credited towards the purchase price.

         On August 29, 2002, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase, on each trading day during the term of the agreement, up to $25,000 of our common stock up to an aggregate of $20.0 million. Fusion Capital is not obligated to purchase our stock in the event that the purchase price falls below $0.20 per share or if we are otherwise in default under the Fusion agreement. Additionally, Fusion Capital is not required under the common stock purchase agreement to begin purchasing shares until the Securities and Exchange Commission has declared effective a registration statement relating to at least 15,000,000 shares of our common stock. Accordingly, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale by Fusion Capital of 16,923,077 shares of our common stock on November 25, 2002, and intend to file an amendment to this registration statement on the date of this Form 10-KSB. The amount and timing of proceeds that we will receive under the Fusion agreement, if any, is uncertain. We have not received any proceeds from sales to Fusion Capital as of the date of this Form 10-KSB.

         From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

         McClain Group Leasing, Inc. sued us and our subsidiary, Probex Fluids Recovery, Inc., on August 14, 2002, in the 162nd state district court in Dallas County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of McClain and alleges that we breached the terms of certain lease agreements concerning the rental of industrial equipment. We believe the case is without merit and intend to defend it vigorously, but we cannot predict the outcome of these proceedings.

         A placement agent has asserted a claim for fees due in the amount of $1.4 million in cash and warrants to purchase 20,000,000 shares of common stock for providing alleged brokerage services in connection with our transaction with Fusion Capital. We believe these claims are without merit. At the current time, no litigation or arbitration has been filed regarding the claim. We cannot predict whether any proceedings will be filed and the outcome of any such proceedings.

9. BENEFIT PLANS

         We adopted a voluntary 401(k) investment plan in May 2000 that covers all eligible employees. We, at our discretion, may match a percentage of employee contributions. We did not make any contributions in 2002.

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

Customers representing over 10% of revenue were as follows:

                              2002      2001
Wal-Mart ................       17%       14%

We had $186,405 in trade accounts receivable from this customer at September 30, 2002.

Suppliers representing over 10% of purchases of used oil were as follows:

                                   2002      2001
Akron Canton Waste Oil .......       25%       17%
Oil Recovery Services ........        3%       12%
Central Ohio Oil .............        8%       10%
Thompson Oil .................       11%        9%

11. RELATED PARTY TRANSACTIONS

         During the years ended September 30, 2002 and 2001, we paid $120,000 and $161,000, respectively, in placement agent fees and commissions for investments in our company by clients of a company that is controlled by one of our directors.

         During the years ended September 30, 2002 and 2001, we paid $304,738 and $37,938, respectively, for environmental due diligence, permitting and other environmental consulting services to an environmental consulting firm whose operations director is one of our directors.

         Over the past several years, officers and directors of our company have made loans to the company. These loans have been made under customary terms and they have been repaid.

         One officer received a $100,000 loan from us in December 2000, and we hold as collateral for the loan all of our options and warrants held by the officer. The loan bears interest at the prime rate of the Bank of America per annum and is payable in full on December 31, 2002.

         Some of our directors and officers have participated in the loans that are described in footnote 4. The directors and officers participated in these notes under the same terms as other outside parties. As such they have received options, warrants and stock in proportion to the other participants in the loans. The participation of the officers and directors is summarized below:

o Three officers loaned us $200,000, $200,000 and $252,000, respectively, under the $12.5 million loan.

o A director and an investment company controlled by another director loaned us $165,000 and $660,000, respectively, under our $3.0 million bridge loan dated February 20, 2001.

o A director and two officers loaned us $50,000, $75,000, and $75,000, respectively, under our $1.3 million bridge loan in April 2001.

o A director, a company controlled by a director and two officers loaned us $36,000, $100,000, $10,000, and $5,000, respectively, under the $3.0 million loan to us dated July 26, 2002.

12. SUBSEQUENT EVENTS

         On December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of a European company to build and operate used oil reprocessing facilities using our patented ProTerra technology. We currently expect that the joint venture entity will build its first facility in France. We acquired a 15% ownership interest in the joint venture, and two subsidiaries of the European company hold the remaining 85% ownership interest. The planned French facility will be designed to reprocess up to 120,000 metric tons (approximately 36 million gallons) of used oil each year. The first phase of the project involves the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The joint venture agreements require the planned French facility and any future facilities built by the joint venture to use our ProTerra process.

         The planned French facility is expected to cost the joint venture about $50.0 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. Of the remaining capital requirement, the joint venture expects to finance at least $37.2 million from unaffiliated financial institutions, with the remainder coming from equity investments by us and our European co-venturers. We expect to fund our share of the equity through cash on hand and loans from third parties. The assets of the planned French facility would secure these loans and, if requested by the joint venture's lenders, we would be required to guaranty up to 15% of the joint venture's borrowings unless we elect to withdraw from the joint venture. Based on an estimated borrowing of $37.2 million, we would therefore be required to guaranty approximately $5.6 million of the amount borrowed. The joint venture agreements are denominated in Euros and have been translated into U.S. Dollars at a conversion rate of 1 to 1.

         On December 17, 2002, our shareholders approved an amendment to our Certificate of Incorporation, increasing our authorized common stock from 100 million to 200 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table sets forth the names of our directors and executive officers, their ages and their positions, as of the date of this Form 10-KSB.

NAME                                              AGE                                  POSITION
----                                              ---                                  --------
Charles M. Rampacek..................              59            Chairman of the Board, President, Chief Executive
                                                                   Officer and Director
Dr. Bob G. Gower.....................              65            Director
Ron W. Haddock.......................              61            Director
Nicholas W. Hollingshad..............              47            Director
Thomas G. Murray.....................              44            Director
William A. Searles...................              59            Director
Ronald J. Tiso.......................              55            Director
Roger D. Arnold......................              47            Senior Vice President and General Counsel
Bruce A. Hall........................              46            Senior Vice President, Chief Financial Officer and
                                                                   Secretary
Martin R. MacDonald..................              40            Senior Vice President of Technology and Business
                                                                   Development
David J. McNiel......................              49            Senior Vice President of Operations


DIRECTORS

         Charles M. Rampacek, our Chairman, Chief Executive Officer and President, joined our board of directors in April 2000 and is chairman of our corporate governance committee. He was named President and CEO in August 2000 and assumed the additional responsibility of Chairman in December 2000. Mr. Rampacek was the president and chief executive officer of Lyondell-Citgo Refining, LP, a joint venture of Citgo Petroleum Corporation and Lyondell Chemical Company from 1996 to August 2000. From 1982 to 1996, he held various executive positions for Tenneco, Inc., and its energy-related subsidiaries, including president of gas pipeline transportation, executive vice president of gas pipeline operations and senior vice president of refining & supply. Prior to that, Mr. Rampacek held various positions with Exxon Company USA for 16 years. Additionally, Mr. Rampacek serves as a director of Flowserve Corporation and Orion Refining Corporation and as president, chief executive officer and director of Probex Fluid Recovery, Inc., our wholly-owned subsidiary.

         Dr. Bob G. Gower joined our board of directors in February 2001 and is chairman of our audit committee and a member of our compensation and finance committees. From 1997 until 2000, Dr. Gower was the principal owner and chief executive officer of Specified Fuels and Chemicals and is currently serving as president and chief executive officer of Carbon Nanotechnologies, Inc. Dr. Gower is the retired president and chief executive officer of Lyondell Petrochemical Company. He became the president of Lyondell Petrochemical Company when it was formed in April 1985 and was elected chief executive officer in October 1988 and chairman of the board in August 1994, in which capacity he served until 1997. From 1984 to 1985 he served as senior vice president for Atlantic Richfield Company, responsible for planning and advanced technology for the company. From 1979 to 1984 he was senior vice president of ARCO Chemical Company and prior to that had various executive, sales, research and engineering assignments with Sinclair and with ARCO after the merger of the two companies. He is a member of the board of directors of Kirby Corporation.

         Ron W. Haddock has been a director of our company since January 2002 and is a member of our audit and corporate governance committees. He is the retired president and chief executive officer of FINA. He joined FINA in August 1986 as vice president and chief operating officer, and was elected to FINA's board of directors in 1987. Mr. Haddock was named president and chief executive officer on January 1, 1989, a post he held until his retirement on July 31, 2000. From 1981 until 1982 he served as executive assistant to the chairman of Exxon Corporation and from 1982 until 1986 as director of Esso Eastern Incorporated. Prior to that, Mr. Haddock held various management positions of increasing responsibility in operations and technical areas within the Exxon organization. Mr. Haddock is currently chairman of the board of Trinity Industries S-Ventures Group and Triads, a logistics management company 85% owned by Trinity; chairman of the board of SepraDyne, a Dallas based environmental technology company; member of the board of Alon Energy USA, a petroleum refining and marketing company; chairman of Alon Real Estate USA; a member of the board of Townsend-Tarnell, a Houston based consulting firm; a member of the board of Adea Solutions, a high-tech personnel and consulting firm in Dallas; and a member of the restructured board of Enron Corp.

         Nicholas W. Hollingshad was an advisory director of our company from April 1999 until January 2002, when he became one of our directors. He is the operations director of Environmental Resources Management, an international environmental engineering and consulting firm, and has over 20 years of industrial environmental engineering experience. Mr. Hollingshad has been employed by Environmental Resources Management since June 1986, having served as manager of the Dallas office from May 1991 to March 2001, operations director since March 2001 and as office manager of an affiliated company from January 1997 to March 2001. Over an eight-year period prior to joining Environmental Resources Management, he held a variety of process engineering and management positions at two major U.S. petroleum refineries.

         Thomas G. Murray formed our predecessor company in July 1993, was our President and Chief Executive Officer from March 1994 through September 1997 and was our Chief Executive Officer from October 1997 through October 1999. After September 1999, he served as our Senior Vice President until June 2000. He has been a member of our board of directors since 1994 and is currently a private investor. Mr. Murray is a member of our compensation committee.

         William A. Searles was an advisory director of our company from November 1999 to January 2002. He became one of our directors in January 2002 and is chairman of our finance committee and a member of our corporate governance committee. He has been associated with American Physicians Services Group, Inc. since 1989 as a director, and since 1995 as chairman of its affiliate, APS Investment Services, Inc. He has served as chairman of the board of a private company, Uncommon Care, Inc. since 1998 and as a director of a public company, Prime Medical Services, Inc. since 1989. He has also been a director of APS Asset Management, Inc., a registered investment company since 1998. Prior to 1990, he spent 24 years in various positions with investment banking firms, including his last ten years as a limited partner/associate director with Bear Sterns. Mr. Searles owned a small travel agency for 27 years that filed for federal bankruptcy protection in late 1997 and liquidated under Chapter 7 in January 1999.

         Ronald J. Tiso became one of our directors in March 2002 and is a member of our finance committee. He is currently the managing director of Cambridge Strategies Group, LLC, which has directly or in participation with other direct investors provided in excess of $5.0 million in financing to us. At Cambridge, Mr. Tiso has been active in mergers and acquisitions, including the representation of several highway service companies in their sale to United Rentals Inc. for approximately $58.0 million. Prior to joining Cambridge, Mr. Tiso spent 25 years in both chief operating officer and chief financial officer positions, including the chief financial officer of First Dallas Investors. His background also includes expertise in financial advisory activities for many small and medium-sized companies.

EXECUTIVE OFFICERS

         Roger D. Arnold, Senior Vice President and General Counsel, joined us in September 2002. Mr. Arnold most recently served as a partner in the corporate and securities practice of the law firm Akin Gump Strauss Hauer

& Feld LLP in Dallas where he was involved in a broad-based corporate practice covering a wide range of business transactions and concerns. These activities included mergers and acquisitions, contract negotiations and analysis, debt and equity issuance, commercial credit arrangements, complex financial transactions, shareholder meetings and other corporate governance matters. Mr. Arnold joined Akin Gump as an associate in 1984 and became a partner in 1991. He left Akin Gump in 1992 to join the Dallas law firm of Kuntz and Bonesio as a partner, returning to Akin Gump in 1995. Mr. Arnold has been a member of the State Bar of Texas since 1984.

         Bruce A. Hall, Senior Vice President, Chief Financial Officer and Secretary and senior vice president of Probex Fluid Recovery, Inc., our wholly-owned subsidiary, joined us in May 1999. He has served in numerous financial and operating positions with companies in the hi-tech, manufacturing and real estate industries. Mr. Hall has been chief financial officer of two companies, including Aslan Real Estate, Ltd. from 1996 to May 1999 and Harris Adacom Systems, Inc. from 1993 to 1994. He has been the controller of international operations for Recognition Equipment, Inc. and Harris Adacom, Inc. from 1986 to 1991 and 1991 to 1994, respectively. Additionally, Mr. Hall was a principal of the Capital Funding and Consulting Group, L.C. and a senior auditor with Arthur Young & Co, a predecessor of Ernst & Young LLP.

         Martin R. MacDonald, Senior Vice President of Technology and Business Development, joined us in 1995. Prior to joining us, Mr. MacDonald served as manager of projects at Ferguson Industries from 1994 to 1995, where he oversaw various aspects of new technology design and implementation. At Thermix Inc., Mr. MacDonald was responsible for managing the development and implementation of customized energy efficient technologies for the molten metal and chemical industries from 1992 to 1994. He has successfully developed and commercialized several new technologies, including a high velocity galvanizing system, an ammonium injection system and a reduced emission ammonium polyphosphate plant, all of which are currently in commercial use.

         David J. McNiel, Senior Vice President of Operations and senior vice president and director of Probex Fluid Recovery, Inc., joined us in September 2000. Mr. McNiel was vice president of refining for Lyondell-Citgo Refining, LP, a joint venture of Citgo Petroleum Corporation and Lyondell Chemical Company from 1996 to September 2000. From 1990 to 1996, McNiel held various operations and technical executive positions with Tenneco Inc.'s natural gas pipeline subsidiary. He also held operations positions at Mobil Oil Company for two years, and spent 11 years at Tenneco Inc.'s refining and marketing subsidiary in a variety of management and engineering assignments.

OTHER SIGNIFICANT EMPLOYEES

         John N. Brobjorg, Vice President and Corporate Controller, joined us in October 1999. He has served in numerous financial positions with companies in the hi-tech, manufacturing and clinical laboratory industries. Mr. Brobjorg has been a finance and/or accounting manager of several companies, including Praxair Inc. from May 1996 to October 1999, Corning Clinical Laboratories from February 1992 to April 1996, Convex Computer Corporation from March 1985 to November 1990 and Amsoil, Inc. from November 1982 to March 1985. Additionally, Mr. Brobjorg was the controller for Logic Process Corporation from February 1991 to February 1992.

         John E. Fahey, Vice President of Sales and Marketing, joined us in March 1999. He was the former regional sales manager - base oil sales, and sales and marketing manager for U.S. government sales for Safety Kleen-Oil Recovery. Mr. Fahey marketed base oils for Safety-Kleen for eight years. Mr. Fahey is a former president of the Independent Lubricant Manufacturers Association. Mr. Fahey has served or currently serves on various industry and trade association committees for technical and business activities. Prior to joining Safety-Kleen, Mr. Fahey worked 23 years for an oil and grease manufacturer, formulating and producing products for the private-label and contract lubricants market.

         Lester F. Van Dyke, Vice President of Investor Relations, joined us in October 2000. For the previous 15 years, Mr. Van Dyke served as director, investor relations and corporate communications for Battle Mountain Gold Company where he was responsible for the development and implementation of its worldwide investor communications programs. From 1973 to 1985, Mr. Van Dyke held various communications positions of increasing responsibility with the Pennzoil Company. He also held communications positions at Texaco Inc. and the Oil & Gas Journal.

         There are no family relationships among our directors and officers. Our officers are elected annually by the board of directors at a meeting held following each annual meeting of stockholders, or as necessary and convenient in order to fill vacancies or newly-created offices. Each officer serves at the discretion of our board of directors.

         Under an investor rights agreement dated June 2000, as amended, HSB Engineering Finance Corporation, a 7.1 % stockholder, has the right to designate a representative to attend and participate in meetings of our board of directors as a non-voting observer. As of December 13, 2002, HSB Engineering had not exercised its observer right. HSB Engineering loses the right to appoint an observer on the earlier of:

         o such time as HSB Engineering and its affiliates own less than 5% of our outstanding common stock; and

         o the shares of common stock held by HSB Engineering and its affiliates are registered for resale under the Securities Act of 1933.

         Additionally, under a placement agent agreement dated July 21, 1999, APS Financial Corporation has the right to designate an observer to our board of directors. William A. Searles is the chairman of the board of APS Investment Services, Inc., which wholly owns APS Financial. Since Mr. Searles is one of our directors, APS Financial has not currently chosen to designate a board advisor. Under a stock purchase agreement with Probex Southwest Partnership, L.P., Probex Southwest is also entitled to appoint an advisory director. Since Nicholas W. Hollingshad, a limited partner of Probex Southwest, is one of our directors, Probex Southwest has not currently chosen to designate a board advisor. The holders of our 7% senior secured convertible notes also have the right to nominate a board observer, which right they had not exercised as of December 13, 2002. In addition, under loans made to us for interim financing, certain of our lenders are entitled to appoint a member to our board of directors until such loans have been repaid or converted into our common stock. Ronald Tiso is the current board designee of these lenders.

BOARD OF DIRECTORS

         Our board of directors consists of seven voting members. All voting members of our board of directors serve in this capacity until their terms expire or until their successors have been duly elected and qualified. Our board is divided into three classes that serve staggered three-year terms, as follows:

CLASS                                         EXPIRATION OF TERM                    MEMBERS
-----                                         ------------------                    -------
Class I............................                  2005           Ron W. Haddock, Thomas G. Murray
Class II...........................                  2003           Nicholas W. Hollingshad, William A. Searles,
                                                                      Ronald J. Tiso
Class III..........................                  2004           Charles M. Rampacek and Dr. Bob G. Gower

Newly-elected directors and any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.

         Board Committees. Our board of directors has established four committees: the audit committee, the finance committee, the compensation committee and the corporate governance committee.

         Audit Committee. Our audit committee makes recommendations to our board of directors regarding the selection of independent auditors, reviews our filings with the Securities and Exchange Commission, reviews the results and scope of audit and other services provided by our independent auditors and reviews and evaluates our audit and control functions. The directors currently serving on the audit committee, both of which are independent, are Messrs. Gower (Chairman) and Haddock.

         Corporate Governance Committee. The corporate governance committee makes recommendations to the board of directors regarding candidates for election to the board of directors and concerning the size, structure, composition and functioning of the board of directors as well as other corporate governance issues. Our bylaws require that stockholders give advance notice and furnish certain information to us in order to nominate a person for election as a director. The directors serving on the corporate governance committee are Messrs. Rampacek (Chairman), Searles and Haddock.

         Compensation Committee. Our compensation committee makes recommendations to our board of directors concerning salaries and incentive compensation for our employees. The compensation committee also reviews and administers our 1999 Omnibus Stock and Incentive Plan, as amended and restated. The directors serving on the compensation committee are Messrs. Gower and Murray.

         Finance Committee. Our finance committee was formed in March 2002 and makes recommendations to our board of directors concerning management of our financial resources. The directors currently serving on the finance committee are Messrs. Searles (Chairman), Gower and Tiso.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires directors and certain officers, and persons who beneficially own more than 10% of our stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Directors, certain officers and greater than 10% beneficial owners are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.

         Based solely on a review of the copies furnished to us and representations from the directors and certain officers, we believe that all
Section 16(a) filing requirements for the fiscal year ending September 30, 2002, applicable to its directors, certain officers and greater than 10% beneficial owners were satisfied, other than the following transactions, which were reported late in the filing of a separate Form 4 for each transaction: (i) the purchase of a convertible promissory note in the amount of $75,000 by Mr. McNiel, (ii) the purchase of a $75,000 convertible promissory note by Mr. Rampacek, (iii) the acquisition of warrants to purchase 33,750 and 7,500 shares of the Company's common stock by Mr. Rampacek, (iv) the acquisition of warrants to purchase 22,500, 5,000, and 19,500 shares of the Company's common stock by Mr. Hollingshad, and (v) the purchase of a $50,000 convertible promissory note and a $30,000 convertible promissory note by Mr. Hollingshad.

         Based on representations from the directors and certain officers, we believe that no other Forms 5 for directors, certain officers and greater than 10% beneficial owners were required to be filed with the Securities and Exchange Commission for the period ended September 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

         Compensation of Directors. We do not pay employee members of our board of directors fees for attendance or other remuneration. We do, however, reimburse all directors for any out-of-pocket expenses incurred by them while serving on the board of directors and any committee of the board of directors.

         In March 2000, the board of directors approved a compensation program for our outside directors, which was modified in December 2000. Under this program, any new outside director will receive options to purchase 10,000 shares (5,000 shares in the case of any new advisory director) of common stock on the date the director is elected to the board of directors, at the fair market value (generally the closing price of our common stock as reported on the American Stock Exchange) on the date of this grant. In addition, all outside directors will be entitled to receive, on an annual basis, options to purchase 25,000 shares (12,500 shares in the case of advisory directors) of common stock as of the date of the annual meeting of stockholders for services rendered during the calendar year in which the annual stockholders' meeting is held. The grant will be made on the date of the annual meeting for each year.

EXECUTIVE COMPENSATION

         The following table contains summary information about compensation paid to or earned for each of the three fiscal years ended September 30, 2002 by our chief executive officer and by our three other most highly-compensated executive officers (our "named executive officers") serving in this capacity as of September 30, 2002 whose total annual salary and bonus exceeded $100,000 for that fiscal year. In connection with the employment of Roger D. Arnold, our Senior Vice President and General Counsel, in September 2002, we agreed to pay him $125,000 per year. Compensation does not include minor business related and other expenses paid by us and such amounts in the aggregate do not exceed $10,000.

SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                                           -------------------              ----------------------
                                        FISCAL YEAR
                                           ENDED                                             SECURITIES UNDERLYING
                                         SEPT. 30               SALARY ($)                      OPTIONS/SAR (#)
                                        -----------             ----------                   ---------------------
Charles M. Rampacek                        2002                    185,804(1)                            --
  Chairman of the Board, President         2001                    181,284                               --
  and CEO........................          2000                     30,462(2)                     1,010,000(3)(4)
Bruce A. Hall
  Sr. Vice President, CFO and
   Secretary.....................          2002                    123,131(5)                            --
                                           2001                    115,820                           55,000(6)
                                           2000                     81,796                          200,000(7)
Martin R. MacDonald
  Sr. Vice President of Technology
   & Business Development........          2002                    116,496(8)                            --
                                           2001                    115,820                               --
                                           2000                     93,911                          100,000(9)
David J. McNiel
  Sr. Vice President of Operations         2002                    116,621(10)                           --
                                           2001                    115,820                          400,000(11)
                                           2000                         --                               --

----------

(1) Excludes $13,846 of deferred salary that is contingent upon us securing financing of our planned Wellsville facility. Additionally, $32,967 of this amount was deferred and subsequently paid on October 3, 2002.

(2) Represents Mr. Rampacek's salary from August 1, 2000, the date he joined us as President and Chief Executive Officer, until September 30, 2000.

(3) Represents options to purchase 1,000,000 shares of common stock granted on August 1, 2000, subject to the execution of an employment agreement with us, which occurred in February 2001. The exercise price for 829,930 of the options is $2.20 per share and for the remaining 170,070 options is $2.9375 per share. Upon grant, 200,000 shares vested immediately and the remainder vest ratably over the next four years on the anniversary of the initial grant.

(4) In April 2000, the board of directors granted Mr. Rampacek options to purchase an aggregate of 10,000 shares of our common stock upon his election to the board of directors. These options represent compensation for Mr. Rampacek's services as a director and do not relate to services provided as our current President and Chief Executive Officer. The options are exercisable at $3.437 per share and expire in April 2010.

(5) Excludes $8,846 of deferred salary that is contingent upon us securing financing of our planned Wellsville facility. Additionally, $21,062 of this amount was deferred and subsequently paid on October 3, 2002.

(6) Represents options to purchase 55,000 shares of our common stock granted on October 31, 2000, of which 18,333 shares vested on October 31, 2001, 18,333 shares vested on October 31, 2002 and 18,333 shares will vest on October 31, 2003. The exercise price for the shares subject to these options is $1.875 per share.

(7) Represents options to purchase 200,000 shares of our common stock granted on April 1, 2000, of which 50,000 shares vested immediately, 37,500 shares vested on each of April 1, 2001 and April 1, 2002 and 37,500 shares will vest on each of April 1, 2003 and April 1, 2004. The exercise price for the shares subject to these options is $1.875 per share.

(8) Excludes $8,846 of deferred salary that is contingent upon us securing financing of our planned Wellsville facility. Additionally, $21,062 of this amount was deferred and subsequently paid on October 3, 2002.

(9) Represents options to purchase 100,000 shares of our common stock granted on September 1, 2000, of which 50,000 shares vested immediately, 12,500 shares vested on each of April 1, 2001 and April 1, 2002 and 12,500 shares will vest on each of April 1, 2003 and April 1, 2004. The exercise price for the shares subject to these options is $1.875 per share.

(10) Excludes $8,846 of deferred salary that is contingent upon us securing financing of our planned Wellsville facility. Additionally, $21,062 of this amount was deferred and subsequently paid on October 3, 2002.

(11) Represents options to purchase 400,000 shares of our common stock granted on September 1, 2000, of which 100,000 shares vested on each of September 1, 2001 and September 1, 2002 and 100,000 shares will vest on each of September 1, 2003 and September 1, 2004. The exercise price for the shares subject to these options is $2.4375 per share.

OPTION GRANTS IN LAST FISCAL YEAR

         We did not issue any stock options to our executive officers during fiscal year 2002.

FISCAL YEAR END OPTION EXERCISES AND VALUES

         The following table sets forth information concerning unexercised options held by the named executive officers as of September 30, 2002. No options were exercised by the named executive officers during fiscal 2002.

                                     NUMBER OF SECURITIES UNDERLYING UNEXERCISED  VALUE OF UNEXERCISED IN-THE-MONEY
                                            OPTIONS AT FISCAL YEAR END (#)             OPTION AT FISCAL YEAR END(3)
                                     -------------------------------------------  ---------------------------------
NAME                                     EXERCISABLE           UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
----                                     -----------           -------------        -----------      -------------
Charles M. Rampacek(1)(2)........            610,000              400,000              $0              $     0
Bruce A. Hall(4)(5)(6)...........            143,333              256,667              $0              $27,550
Martin R. MacDonald(7)(8)........             75,000              445,000              $0              $79,800
David J. McNiel(9)...............            200,000              200,000              $0              $     0

----------

(1) Includes options to purchase 10,000 shares of common stock at an exercise price of $3.437 per share, granted upon his election to the board of directors under the director compensation plan adopted by the board of directors on March 30, 2000. These shares represent compensation for Mr. Rampacek's services as a director and do not relate to his services provided as our current President and Chief Executive Officer.

(2) Includes options to purchase 1,000,000 shares of common stock granted on August 1, 2000, subject to the execution of an employment agreement with us, which occurred in February 2001. Upon grant, 200,000 shares vested immediately and the remainder vest ratably over four years on the anniversary of the date of initial employment. The exercise price for 829,530 of the shares subject to these options is $2.20 per share and the exercise price for the remaining 170,070 shares are issuable under an option that has an exercise price of $2.9375.

(3) Value based upon $0.69, the average of the high and low prices of our common stock on December 3, 2002.

(4) Includes options to purchase 55,000 shares of common stock granted on October 31, 2000, of which 18,333 shares vested on October 31, 2001, 18,333 shares vested on October 31, 2002 and 18,333 shares will vest on October 31, 2003. The exercise price for the shares subject to these options is $1.875 per share.

(5) Includes options to purchase 200,000 shares of common stock granted on April 1, 2000, of which 50,000 shares vested immediately, 37,500 shares vested on each of April 1, 2001 and April 1, 2002 and 37,500 shares will vest on each of April 1, 2003 and April 1, 2004. The exercise price for the shares subject to these options is $1.875 per share.

(6) Includes options to purchase 145,000 shares of common stock granted on June 30, 1999. Of the shares subject to these options, 20% vest 30 days after financing is secured for our planned Wellsville facility. An additional 20% vest 30 days after the Wellsville facility becomes operational. An additional 20% vest 30 days after the planned Wellsville facility has shown a full three months of net income. An additional 20% will vest 30 days after the three-month average fair market value of our common stock has exceeded $5.00 per share. The remaining 20% will vest on June 30, 2008. In addition, within 60 days following any of the vesting dates, the CEO shall accelerate the vesting of between 0-5% of the aggregate number of option shares. The CEO shall determine the percentage of shares that vest at that time based upon his evaluation of Mr. Hall's contribution to the Company during the period from the date of grant to the relevant vesting date. The exercise price for the shares subject to these options is $.50 per share.

(7) Represents options to purchase 100,000 shares of common stock granted on April 1, 2000, of which 50,000 shares vested immediately, 12,500 shares vested on each of April 1, 2001 and April 1, 2002 and 12,500 shares will vest on each of April 1, 2003 and April 1, 2004. The exercise price for the shares subject to these options is $1.875 per share.

(8) Includes options to purchase 420,000 shares of common stock granted on June 30, 1999. Of the shares subject to these options, 20% vest 30 days after financing is secured for our planned Wellsville facility. An additional 20% vest 30 days after the Wellsville facility becomes operational. An additional 20% vest 30 days after the planned Wellsville facility has shown a full three months of net income. An additional 20% will vest 30 days after the three-month average fair market value of our common stock has exceeded $5.00 per share. The remaining 20% will vest on June 30, 2008. In addition, within 60 days following any of the vesting dates, the CEO shall accelerate the vesting of between 0-5% of the aggregate number of option shares. The CEO shall determine the percentage of shares that vest at that time based upon his evaluation of Mr. MacDonald's contribution to the Company during the period from the date of grant to the relevant vesting date. The exercise price for the shares subject to these options is $.50 per share.

(9) Includes options to purchase 400,000 shares of common stock granted on September 1, 2000, of which 100,000 shares vested on each of September 1, 2001 and September 1, 2002 and 100,000 shares will vest on each of September 1, 2003 and September 1, 2004. The exercise price for the shares subject to these options is $2.4375 per share.

1999 OMNIBUS STOCK AND INCENTIVE PLAN

         The following summary details a number of provisions of our 1999 Omnibus Stock and Incentive Plan, as amended.

GENERAL INFORMATION

         The 1999 plan is administered by the compensation committee of our board of directors. The 1999 plan provides for the granting of options, restricted stock awards and performance awards. Under the 1999 plan, the compensation committee may:

         o select our officers, directors, key employees and consultants to whom awards may from time to time be granted;

         o determine whether awards are to be granted to one or more eligible persons;

         o determine the number of shares to be covered by each award granted; and

         o    determine the terms and conditions of any award granted.

The maximum number of shares that may be granted under the 1999 plan to any person whose compensation is subject to the limitation on deductibility under
Section 162(m) of the Code, is 1,100,000 shares.

         Under the 1999 plan, the maximum number of shares of common stock that we may issue is currently 8,750,000, plus shares which are reacquired under our special share repurchase plan. Under our share repurchase plan, shares may be
(1) repurchased by us in the open market, or (2) deemed to be repurchased from unissued or treasury shares at the closing price of the shares on the date of the deemed reacquisition. The aggregate number of repurchased shares available under the 1999 plan may not exceed 75% of the shares authorized for grant.

AWARDS UNDER THE 1999 PLAN

         Stock Options

         Both non-qualified and incentive stock options may be granted under the 1999 plan. The option price is determined by the compensation committee; however, in the case of an incentive stock option, the option price per share may not be less than the fair market value of a share on the date of grant. The aggregate fair market value (determined as of the date of grant) of the shares in an incentive stock option may not exceed $100,000 per year for each grantee. The compensation committee may condition the exercise of any option upon the attainment of specified performance goals or other factors as the compensation committee may determine. Incentive stock options may not be granted to any person who owns more than 10% of the total combined voting power of all classes of our stock at the date of grant, unless the option price is at least 110% of the fair market value on the date of grant and the exercise period may not exceed five years from the date of grant. Non-qualified stock options may be granted under the 1999 plan and may contain any terms and provisions the compensation committee determines. As of September 30, 2002, there were 6,163,848 shares of common stock subject to outstanding options at a weighted average price of $1.5105 per share. The number of shares of our common stock issuable upon the exercise of options issued to each director for his or her services during fiscal year 2002 are set forth below:

NAME                                       NUMBER OF SHARES
----                                       ----------------
Bob G. Gower ............................       25,000
Thomas G. Plaskett (former director) ....       25,000
Thomas G. Murray ........................       25,000
Nicholas W. Hollingshad .................       35,000(1)
William A. Searles ......................       35,000(1)
Ron W. Haddock ..........................       35,000(1)
Ronald D. Tiso ..........................       35,000(1)

----------

(1) Each of these directors received an option to purchase 10,000 shares of our common stock upon their appointment to our board of directors, in accordance with our board of directors compensation program.

         Restricted Shares Award

         A restricted shares award is an award of common stock, which is subject to a substantial risk of forfeiture during its period of restriction, as determined by the compensation committee. The restrictions on restricted shares will lapse in whole, or in installments, over the periods selected by the compensation committee, but a complete lapse always will occur on or before the ninth anniversary of the date of grant and the compensation committee may accelerate the date on which restrictions lapse regarding any restricted shares.

         Each eligible person receiving a restricted shares award will have all of the rights of a stockholder regarding the restricted shares, such as voting rights and the right to receive any dividends. These restricted shares will be registered in the holder's name and bear a restrictive legend disclosing the restrictions. During the restricted period, any distributions in the form of shares, cash or other property (other than regular cash dividends) will be subject to the same restrictions as the corresponding shares, and these restrictions will lapse at the same time the restrictions on the corresponding shares(s) lapse. All restricted share distributions will remain in our custody until that lapse date. Restricted shares constitute issued and outstanding common stock for all corporate purposes. Once the restrictions have lapsed, the stock certificates and any related distributions are delivered to the holder. There were no restricted shares awards made in fiscal year 2002.

         Performance Awards

         The compensation committee may grant performance awards, which may represent a share of common stock or be related to the increase in the value of a common share, or be contingent on our achievement of specified performance measures during the performance period. These awards may be in the form of performance shares, convertible preferred stock, convertible debentures, exchangeable securities and restricted share awards or options, valued by reference to earnings per share or subsidiary performance. These performance awards may be granted alone, in addition to, or in tandem with other awards.

         The compensation committee establishes the performance measures for each performance period, and these performance measures may differ as to each eligible person who receives a performance award. Generally, the eligible person must remain in our employment until the expiration of the performance period to be entitled to the performance award. There were no performance awards made in fiscal year 2002.

OTHER PROVISIONS

         In the event of either a change in control, or a potential change in control, unless the compensation committee provides otherwise before this event,
(1) all awards, will become fully exercisable, nonforfeitable or the restricted periods terminate, as the case may be, and (2) the value of all outstanding non-qualified stock options will be cashed out on the basis of the change in control price, effective as of the date of the change in control or on a different date determined by the compensation committee.

         If at any time while the 1999 plan is in effect there is any increase or decrease in the number of outstanding shares because of a stock dividend or through any recapitalization resulting in a stock split-up, combination or exchange of shares, then appropriate adjustments will be made to the number of shares subject to the award and the consideration to be paid by the holder in order to acquire the shares.

         Awards are not transferable except to the holder's beneficiary or (except for an incentive stock option), with the consent of the compensation committee, to the holder's immediate family or to a charity.

TERMINATION

         The 1999 plan will terminate on July 22, 2009.

401(k) PLAN

         Our employees are eligible to participate in our 401(k) plan which we adopted in May 2000. Under our 401(k) plan, employees may elect to reduce their current compensation by up to the lesser of 60% of eligible compensation or the statutorily prescribed annual limit, $11,000 in 2002, and contribute this amount to the 401(k) plan. The trustee under the 401(k) plan, at the direction of each participant, invests the assets of the 401(k) plan in various investment funds. The 401(k) plan is intended to qualify under Section 401(a) of the Internal Revenue Code of 1986 so that contributions by employees to the 401(k) plan, and income earned on plan contributions, are not taxable to employees until withdrawn, and so that the contributions by employees will be deductible by us when made. We may make discretionary pre-tax matching contributions to our employees' accounts. The amount contributed by us will be equal to a percentage determined annually by our board of directors. We do not currently make matching contributions under the 401(k) plan. Each employee is required to make a pre-tax deferral contribution in order to be eligible for matching contributions. We retained Fidelity Investments to act as recordkeeper and funding agent for our 401(k) plan.

EMPLOYMENT AGREEMENTS

         In 2000, we entered into employment agreements with two of our executives, Charles M. Rampacek, our Chairman of the Board, President and Chief Executive Officer, and David J. McNiel, our Senior Vice President of Operations. Each agreement provides for a minimum initial base salary, subject to annual review and increase by our compensation committee. In addition, each agreement provides for an annual cash bonus upon accomplishment of certain corporate objectives to be established by our compensation committee.

         The employment agreements with Messrs. Rampacek and McNiel provided for initial annual base salaries of at least $180,000 and $115,000, respectively. Each executive received a 10% deferred increase in salary in calendar year 2002, but these deferred increases will not become payable until we secure project financing for our planned Wellsville facility. The employment agreement with Mr. McNiel provided for immediate option grants to acquire 400,000 shares of common stock, of which 100,000 vest upon each anniversary of his date of hire. These options are exercisable at the market price on Mr. McNiel's date of hire. Under Mr. Rampacek's employment agreement, we granted options to purchase 1,000,000 shares of common stock, comprised of (1) 829,930 non-qualified stock options, exercisable at $2.20 per share; and (2) 170,070 incentive stock options, exercisable at $2.9375 per share.

         Both of these executive employment agreements provide for severance and change in control payments. If the employment is terminated by us without cause, by the executive for good reason or due to death or disability, the executive is entitled to severance benefits equal to (1) earned but unpaid compensation, (2) the pro rata amount of any annual cash bonus, (3) a lump sum payment equal to base salary plus any annual bonus and (4) immediate vesting of all options.

         These executive employment agreements define a change in control as any transaction resulting in the acquisition by any person of 50% of our voting stock, the replacement of all of our directors within a 24-month period, or a liquidation or sale of substantially all of our assets. The executive is entitled to change in control benefits if, within one year following a change in control, the executive's employment is terminated by us without cause or by the executive due to (1) our failure to maintain the executive in his prior position, (2) a significant, adverse change in the executive's nature of authority or responsibilities, base salary or bonus opportunity or the right to benefits, (3) a relocation which is greater than 45 miles from the prior location or (4) any material breach of the employment agreement. Change in control benefits include (1) two times base salary and two times annual bonus,
(2) earned but unpaid base compensation and pro rata amount of annual cash bonus and (3) immediate vesting of all unvested equity. Furthermore, if within the 12 months preceding a change in control, the executive is terminated by us without cause or by the executive for good reason, the executive may choose between the greater of the severance benefits and the change in control benefits.

         Thomas G. Murray has been a director since 1994 and was also our chief executive officer until October 1999 and a senior vice president until his resignation on May 31, 2000. In connection with his resignation, we entered into an employment agreement with Mr. Murray whereby Mr. Murray agreed to continue to provide services to us as a non-executive employee until January 2002. In exchange for these services, we agreed to pay Mr. Murray cash compensation of $90,000 annually and to provide Mr. Murray with certain other employee benefits through June 30, 2001. In addition, we modified the terms of stock options previously issued to Mr. Murray to permit them to vest over time, rather than upon the occurrence of certain specified events and as a result, we have applied variable accounting treatment to these options. One-third of Mr. Murray's options to purchase 490,000 shares of common stock at $0.50 per share vested on May 31, 2000, and one-third of his options vested on each of January 1, 2001 and 2002. Additionally, all of these options have been exercised.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information, as of September 30, 2002, with respect to all compensation plans previously approved by our security holders, as well as compensation plans not previously approved by our security holders.

                                                                                                NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE
                                                                                                 FOR FUTURE ISSUANCE
                                                  NUMBER OF SECURITIES                              UNDER EQUITY
                                                   TO BE ISSUED UPON       WEIGHTED AVERAGE      COMPENSATION PLANS
                                                      EXERCISE OF          EXERCISE PRICE OF         (EXCLUDING
                                                  OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                                                  WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    IN FAR LEFT COLUMN)
                                                  --------------------   --------------------   --------------------
Equity compensation plans approved by security
  holders.....................................             8,750,000               1.5105                2,586,152
Equity compensation plans not approved by
  security holders............................                    --                   --                       --
                                                           ---------               ------                ---------
     Total....................................             8,750,000               1.5105                2,586,152

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 3, 2002, with respect to the beneficial ownership of shares of our common stock:

         (1) by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, known to us to own beneficially more than 5% of the outstanding shares of our common stock;

         (2) by each of our directors and each of our executive officers named in the Summary Compensation Table; and

         (3)      by all of our directors and executives officers as a group.

         Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 3, 2002 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership is based on 39,048,795 shares of our common stock outstanding on December 3, 2002.

                  NAME AND ADDRESS                         AMOUNT AND NATURE
                OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER           PERCENT OF CLASS
                -------------------                       -------------------           ----------------
Zesiger Capital Group LLC.........................           12,813,343(1)                    26.3%
320 Park Avenue, 30th Floor
New York, NY 10022

General Conference of ............................           11,074,075(2)                    23.9%
Seventh-day Adventists
12501 Old Columbia Pike
Silver Spring, MD 20904

                  NAME AND ADDRESS                         AMOUNT AND NATURE
                OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER           PERCENT OF CLASS
                -------------------                       -------------------           ----------------
HSB Engineering Finance Corp......................            2,796,114(3)                     7.2%
One State Street
Hartford, CT  06102

Bechtel Group, Inc................................            2,739,192(4)                     6.9%
P.O. Box 193965
San Francisco, CA 94119

Charles M. Rampacek...............................            1,038,341(5)                     2.6%
Bob G. Gower......................................               92,000(6)                     *
Thomas G. Murray..................................            1,735,797(7)                     4.4%
Nicholas W. Hollingshad...........................              344,730(8)                     *
William A. Searles................................            1,072,195(9)                     2.6%
Ron W. Haddock....................................               99,603(10)                    *
Ronald J. Tiso....................................              140,091(11)                    *
Bruce A. Hall.....................................              467,414(12)                    1.2%
Martin R. MacDonald...............................              906,583(13)                    2.3%
David J. McNiel...................................              595,849(14)                    1.5%
All executive officers and directors as a group...            6,452,602(15)                   15.1%

----------

*Represents beneficial ownership of less than 1% of our outstanding common stock. None of the named executive officers or directors owns shares of our Series A preferred stock.

(1) Based upon Schedule 13G, Amendment No. 2, filed on August 9, 2002. Includes 9,600,267 shares of common stock issuable upon conversion of our 7% senior secured convertible notes due November 2004, assuming a conversion price of $0.75, which are convertible at any time at the option of the holders. Zesiger Capital Group LLC disclaims beneficial ownership of all of these securities. Such securities are held in discretionary accounts which Zesiger Capital Group LLC manages. Excludes convertible promissory notes of $2,500,000 aggregate principal amount that are convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

(2) Includes 967,999 shares of common stock issuable upon conversion of 181,500 shares of Series A preferred stock, which are convertible into common stock at any time at the option of the holder. General Conference of Seventh-day Adventists is a corporation acting as trustee and manager to certain retirement, investment and income funds which are the record owner of a portion of these shares. Includes 6,300,000 shares of common stock issuable upon the exercise of warrants that have already vested held by General Conference Corporation of Seventh-day Adventist and its affiliates. Includes 19,196 shares of common stock and 53,333 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock owned by General Conference Insurance Company of Vermont, a wholly-owned subsidiary of General Conference Corporation of Seventh-day Adventists. Excludes shares issuable upon conversion of convertible promissory notes in $4,300,000 aggregate principal amount that are convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

(3)      Based on Schedule 13G, filed on February 14, 2001.

(4) Includes 2,289,192 shares of common stock held by United Infrastructure Company, LLC, a wholly-owned subsidiary of Bechtel Group, Inc. Includes 250,000 shares of common stock issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Includes 200,000 shares of common stock and 200,000 shares of common stock issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002 held by Bechtel Corporation, a wholly-owned subsidiary of Bechtel Group, Inc. Excludes a convertible promissory note in the principal amount of $1,500,000 that is convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

(5) Includes 610,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002, 82,500 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002 and 266,667 shares of common stock issuable upon conversion of $200,000 in principal amount of our 7% senior secured convertible notes due November 2004, which are convertible at the option of the holder at any time (assuming a conversion price of $0.75). Excludes 400,000 shares issuable under the exercise of stock options that have not vested. Excludes convertible promissory notes of $85,000 aggregate principal amount that are convertible upon the consummation of project financing for our planned Wellsville facility a conversion price based upon such financing.

(6) Includes 60,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002 and 22,500 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Excludes a convertible promissory note of $15,000 aggregate principal amount that is convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

(7) Includes 10,410 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002 and 75,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002. Includes 100,000 shares pledged to General Conference Corporation of Seventh-day Adventists in connection with a forward sales transaction.

(8) Includes 72,500 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002 and 129,000 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Excludes convertible promissory notes of $116,000 aggregate principal amount that are convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

(9) Includes 72,500 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002, 53,333 shares of common stock issuable upon conversion of 10,000 shares of Series A preferred stock, which are convertible into common stock at any time at the option of the holder and 766,872 shares of common stock issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Includes 40,011 shares of common stock, 826,350 shares issuable under the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002 and 133,333 shares of common stock issuable upon conversion of 25,000 shares of Series A preferred stock, which are convertible at any time at the option of the holder held by American Physicians Service Group. Mr. Searles disclaims beneficial ownership of the shares and warrants held by American Physicians Service Group and APS Financial.

(10) Includes 35,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002 and 15,000 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Excludes a convertible promissory note of $10,000 aggregate principal amount that is convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

(11) Includes 35,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002. Includes 84,138 shares of common stock issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002 held in the name of Cambridge Strategies, LLC, which Mr. Tiso has contractual rights to acquire.

(12) Includes 161,666 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002 and 148,235 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Excludes 238,334 shares issuable upon exercise of stock options that have not vested.

(13) Includes 75,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002 and 77,647 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Excludes 445,000 shares issuable upon exercise of stock options that have not vested.

(14) Includes 200,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002 and 75,000 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002 and 266,667 shares of common stock issuable upon conversion of $200,000 in principal amount of our 7% senior secured convertible notes due November 2004, which are convertible at the option of the holder at any time. Excludes 200,000 shares issuable under the exercise of stock options that have not vested. Excludes convertible promissory notes of $80,000 aggregate principal amount that are convertible upon the consummation of project financing for our planned Wellsville facility at a conversion price based upon such financing.

(15) Represents ten persons and includes 1,396,666 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002, 644,430 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002, 533,333 shares issuable upon conversion of $400,000 in principal amount of our 7% senior secured convertible notes due November 2004, assuming a conversion price of $0.75, 40,011 shares of common stock and 826,350 shares issuable upon exercise of warrants and 133,333 shares of common stock issuable upon conversion of 25,000 shares of Series A preferred stock for which the executive officer or director exercises voting rights but disclaims beneficial ownership. Excludes 1,283,334 shares issuable upon the exercise of stock options that have not vested and convertible promissory notes in $306,000 aggregate principal amount that are convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 30, 1998, we entered into an agreement with HSB Engineering Finance Corporation, whereby HSB Engineering agreed to loan us up to $1.5 million for working capital purposes. Under the terms of this loan, we granted HSB Engineering a ten-year warrant to purchase shares of our common stock equal to 10% of the number of shares of common stock outstanding at the time of conversion on a fully-diluted basis at an exercise price of $0.01 per share. On June 6, 2000, HSB Engineering converted the then outstanding loan balance of $750,000 into 2,796,114 shares of common stock, and we paid accrued interest of approximately $189,000 due under the convertible promissory note. Upon conversion of the loan, we entered into an investor's rights agreement with HSB Engineering granting HSB Engineering the right to designate a representative to attend and participate in meetings of our board of directors as a non-voting observer. HSB Engineering loses the right to appoint an observer when it and its affiliates own less than 5% of our outstanding common stock or when the shares of our common stock held by it and its affiliates are registered for resale under the Securities Act of 1933. As of December 13, 2002, HSB Engineering beneficially owned 7.1% of our outstanding common stock and had not designated its observer.

         Bruce Hall, our Senior Vice President, Chief Financial Officer and Secretary, received a $100,000 loan from us in December 2000, and we hold as collateral for the loan all of Mr. Hall's options and warrants to purchase our common stock. The loan bears interest at the prime rate of the Bank of America per annum and is payable on December 31, 2002. The outstanding principal balance and accrued but unpaid interest on these notes is payable in one lump sum on the date of maturity.

         Mr. Hall and Charles M. Rampacek, a board member since April 2000 and our Chief Executive Officer and President since August 2000, each loaned us $100,000 on January 22, 2001 at an interest rate of 10% per annum. Interest payments of $246.58 and $136.98 were made to Mr. Hall and Mr. Rampacek on January 31, 2001 and February 5, 2001, respectively. The principal was repaid in full on February 5, 2001.

         David J. McNiel, our Senior Vice President of Operations since September 2000, also loaned us $100,000 on January 23, 2001 at an interest rate of 10% per annum. Interest payments of $219.18 and $246.57 were made to Mr. McNiel on January 31, 2001 and February 9, 2001, respectively. The principal was repaid in full on February 9, 2001.

         William A. Searles, an advisory director from November 1999 until January 2002 and a director since January 2002, is the chairman of APS Investment Services, Inc. We engaged APS Financial Corporation, an affiliate of APS Investment Services, Inc., to serve as the placement agent for our private placement of Series A preferred stock in 1999. During this engagement, we paid APS Financial Corporation a total of $588,000 in cash commissions and issued to APS Financial Corporation warrants to purchase a total of 402,000 shares of our common stock at an exercise price of $1.875 per share. Additionally, we paid APS Financial Corporation $120,000 and $161,000 in placement agent fees and commissions for subsequent investments by its clients during the fiscal years ended September 30, 2002 and September 30, 2001, respectively.

         Mr. Rampacek, Mr. McNiel, our Senior Vice President of Operations since September 2000, John N. Brobjorg, our Vice President and Controller, and certain accounts of Zesiger Capital Group, LLC, a 26.3% stockholder, participated in a $12.5 million loan to our wholly-owned subsidiary, Probex Fluids Recovery, Inc., in November 2000. Under the loan, Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts loaned us

$200,000, $200,000, $252,000 and $7.5 million, respectively. These notes bear interest payable in cash or our common stock semi-annually, with the principal amount due on November 28, 2004. Probex Fluids Recovery is the issuer of the notes which are secured by the assets of Probex Fluids Recovery and are guaranteed by us. The notes are convertible into our common stock. Initially, the conversion price of these notes was $1.40 per share. The notes issued to the purchasers permitted them to elect at the outset whether interest payable semi-annually would be paid in cash or our common stock. Each of Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts elected for interest to be paid in our common stock. As a result, to date we have issued 26,267, 26,268, 33,098 and 985,015 shares of our common stock in lieu of cash to Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts, respectively, as interest on these notes. The purchase agreement governing the loan required us to file a registration statement under the Securities Act of 1933 covering the resale of the shares of our common stock issuable upon conversion of the notes evidencing the $12.5 million loan. As of March 31, 2001, we had not filed the registration statement. As consideration for extending our obligation to file the registration statement, we agreed to issue to the holders of these notes that number of shares of our common stock equal to 2% of the shares of our common stock issuable upon conversion of their note at the close of each calendar quarter that the registration statement had not been filed. As a result, to date we have issued 24,951, 24,958, 31,440 and 927,708 shares of our common stock to Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts, respectively, for the delay in filing the registration statement. Pursuant to the purchase agreement governing the loan, an event of default occurred due to our failure to secure commitments to finance the construction of a reprocessing facility on or prior to September 30, 2001. The note holders agreed to waive this event of default until June 30, 2002. As consideration for the waiver, we amended the notes to reduce the conversion price from $1.40 per share to the lowest dollar amount at which we issued a share of our common stock prior to the consummation of project financing for our first reprocessing facility. As of June 30, 2002, the conversion price of these notes was $0.75 per share. As of September 30, 2002, we still had not secured commitments for financing to construct a facility. The note holders have waived this event of default until February 28, 2003.

         Nicholas W. Hollingshad, an advisory director since April 1999 and a director since January 2002, is operations director of Environmental Resources Management, an international environmental consulting firm. We have engaged Environmental Resources Management to provide environmental due diligence, permitting and other environmental consulting services. For the fiscal years ended September 30, 2001 and 2002, Environmental Resources Management performed services valued at $304,738 and $37,938, respectively, under this engagement. We intend to engage Environmental Resources Management for similar services during the construction process for our planned facility near Wellsville, Ohio.

         Mr. Hollingshad was also a limited partner in Probex Southwest Partnership, L.P., a lender of $165,000 under our $3.0 million bridge loan dated February 20, 2001. Ronald J. Tiso, a member of our board of directors since March 2002, is the managing director of Cambridge Strategies Group, LLC, which is also one of the lenders and is the collateral agent under the February 2001 loan. Cambridge loaned us $660,000 under the February 2001 loan. The February 2001 loan is secured by a security interest in all of our assets, excluding intellectual property and ownership interests in Probex Fluids Recovery, Inc. As consideration for extending this loan, Probex Southwest and Cambridge received warrants to purchase 74,250 and 297,000 shares of our common stock, respectively, at an exercise price of $1.719 per share. The February 2001 loan originally matured on July 1, 2001, but was extended until October 1, 2001. As consideration for this extension, Probex Southwest and Cambridge received warrants to purchase 16,500 and 66,000 shares of our common stock, respectively, at an exercise price of $1.56 per share. Additionally, in connection with the extension of the maturity date, the interest rate on these notes was increased, retroactively, from 10% per annum to 12% per annum. Further, we agreed to issue to the lenders for each month that the note is not repaid that number of shares of our common stock equal to 1% of the principal amount outstanding under the note on the last day of the month divided by the average closing price as reported by the American Stock Exchange for the ten trading days immediately prior to such payment. As a result, we issued an aggregate of 2,566 and 10,268 shares of our common stock to Probex Southwest and Cambridge, respectively, for the months of July and August 2001. In September 2001, the maturity date of the February 2001 loan was further extended until December 31, 2001. As consideration for this extension, Probex Southwest and Cambridge tendered the warrants to purchase an aggregate of 90,750 and 363,000 shares of our common stock, respectively, previously issued to them, and we issued a new warrant to purchase 107,250 shares of our common stock to Probex Southwest and a new warrant to purchase 429,000 shares of our common stock to Cambridge, at an exercise price of $1.243. Additionally, as consideration for the extension of the maturity date until December 31, 2001, we increased the 1% common stock payment to 1.5% per month, retroactively. As a result, from September 15, 2001 until October 31,

2001, we issued an aggregate of 6,391 and 25,548 shares of our common stock to Probex Southwest and Cambridge, respectively. In November 2001, Probex Southwest transferred all of the obligations owed to it under the February 2001 loan to its partners. In the distribution, Mr. Hollingshad received a note in the amount of $30,000, a warrant to purchase 19,500 shares of our common stock at an exercise price of $1.243 per share and 1,630 shares of our common stock. In November 2001, pursuant to the common stock monthly payment, we issued 490 and 10,784 shares of our common stock to Mr. Hollingshad and Cambridge, respectively. The maturity date of the February 2001 loan was then further extended until February 8, 2002. In February 2002, the lenders agreed to extend the maturity date of the February 2001 loan until the earlier of February 28, 2003 or the consummation of project financing for our first reprocessing facility. As consideration for this extension of the maturity date, Mr. Hollingshad and Cambridge were issued warrants to purchase 10,500 and 231,000 shares of our common stock, respectively, at an exercise price of $0.75 per share. The exercise price of the warrants previously issued to the lenders who participated in the February 2001 loan was also adjusted pursuant to the ratchet pricing provisions contained in those warrants to an exercise price of $0.75 per share. As further consideration for this extension, the lenders tendered their notes and we issued notes in like principal amounts that are convertible at a conversion price equal to the price per share of any shares delivered to lenders or purchasers in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of financing for the facility. Additionally, we granted the lenders a security interest in our intellectual property. The lenders of the February 2001 loan, together with all other lenders of outstanding bridge loans, were also given the right to nominate a member to our board of directors. The lenders nominated Mr. Tiso, and in March 2002 we appointed him to our board of directors. The outstanding principal balance and accrued but unpaid interest on these notes is payable in one lump sum on the date of maturity.

         Messrs. Hollingshad, Rampacek and McNiel and General Conference Corporation of Seventh-day Adventists, a 23.6% stockholder, were lenders under our $1.3 million bridge loan in April 2001. Mr. Hollingshad is also affiliated with Falcon Capital Management, LLC, the collateral agent for the April 2001 loan. Messrs. Hollingshad, Rampacek and McNiel and General Conference loaned us $50,000, $75,000, $75,000 and $500,000, respectively, in the April 2001 loan. As consideration for their participation in this loan, Messrs. Hollingshad, Rampacek and McNiel and General Conference received warrants to purchase 22,500, 33,750, 33,750 and 225,000 shares of our common stock, respectively, at an exercise price of $1.579 per share. The April 2001 loan is secured by a security interest in all of our assets, excluding our intellectual property and ownership interests in our subsidiary, Probex Fluids Recovery, Inc. The April 2001 loan originally matured on September 1, 2001, but was extended until December 31, 2001. As consideration for the extension of the maturity date, Messrs. Hollingshad, Rampacek and McNiel and General Conference received warrants to purchase 5,000, 7,500, 7,500 and 50,000 shares of our common stock, respectively, at an exercise price of $1.243 per share. Additionally, in connection with the extension of the maturity date, the interest rate on these notes was increased, retroactively, from 10% per annum to 12% per annum. Further, we agreed to issue to the lenders that number of shares of our common stock equal to 1% of the principal amount outstanding under the note on the last day of the month divided by average closing price as reported by the American Stock Exchange for the ten trading days immediately prior to such payment for each month that the note is not repaid. As a result, we issued an aggregate of 1,971, 2,957, 2,957 and 19,713 shares of our common stock to Messrs. Hollingshad, Rampacek, McNiel and General Conference, respectively, from September to December 2001. The maturity date of the April 2001 loan was then further extended until February 8, 2002. In February 2002, the lenders agreed to extend the maturity date of the April 2001 loan until the earlier of February 28, 2003 or the consummation of project financing for our first reprocessing facility. As consideration for this extension of the maturity date, Messrs. Hollingshad, Rampacek and McNiel were issued warrants to purchase 17,500, 26,250 and 26,250 shares of our common stock, respectively, at an exercise price of $0.75. The exercise price of the warrants previously issued to the lenders who participated in the April 2001 loan was also adjusted pursuant to the ratchet pricing provisions contained in those warrants to an exercise price of $0.75 per share. As further consideration for this extension, the lenders tendered their notes, and we issued notes in like principal amounts that are convertible at a conversion price equal to the price per share of any shares delivered to lenders or purchasers in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of financing for the facility. Additionally, we granted the lenders a security interest in our intellectual property. The outstanding principal balance and accrued but unpaid interest on these notes is payable in one lump sum on the date of maturity.

         In July 2001, General Conference loaned us an additional $500,000. This is secured by a security interest in all of our assets, excluding our intellectual property and ownership interests in our subsidiary, Probex Fluids Recovery, Inc. As consideration for this loan, we issued General Conference a warrant to purchase 275,000 shares of our common stock at an exercise price of $1.579 per share. The maturity date of this loan was extended until February 8, 2002. In February 2002, General Conference agreed to extend the maturity date of the loan until the earlier of February 28, 2003 or the consummation of project financing for our first reprocessing facility. As consideration for this extension of the maturity date, we issued to General Conference a warrant to purchase 175,000 shares of our common stock at an exercise price of $0.75 per share. The exercise price of the warrant previously issued to General Conference was also adjusted pursuant to the ratchet pricing provisions contained in that warrant to an exercise price of $0.75 per share. As further consideration for this extension, General Conference tendered its note and we issued a note of like principal amount to General Conference that is convertible at a conversion price equal to the price per share of any shares delivered to lenders or purchasers in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of financing for the facility. The outstanding principal balance and accrued but unpaid interest on this note is payable in one lump sum on the date of maturity.

         United Infrastructure Company, LLC and certain accounts of Zesiger participated in a $3.0 million loan to us dated September 7, 2001. The notes issued in the September 2001 loan are convertible into our common stock or other securities issued in connection with the financing for our first reprocessing facility and are secured by a security interest in all of our assets, excluding our intellectual property and ownership interests in Probex Fluids Recovery, Inc. United Infrastructure serves as the collateral agent under this loan. This loan originally matured on September 30, 2001, but could be extended by its terms on a month-to-month basis upon the issuance of a certain amount of our common stock. As a result, we issued an aggregate of 66,620 and 66,603 shares of our common stock to United Infrastructure and the Zesiger accounts, respectively, from September 2001 to February 2002. In February 2002, the lenders agreed to amend the notes to provide for a maturity date of the earlier of February 28, 2003 or the consummation of project financing for our first reprocessing facility without the issuance of common stock for such monthly extensions. As consideration for this amendment to the notes, United Infrastructure and the Zesiger accounts were each issued warrants to purchase 525,000 shares of our common stock at an exercise price of $0.75 per share. Additionally, we granted the lenders a security interest in our intellectual property. The outstanding principal balance and accrued but unpaid interest on these notes is payable in one lump sum on the date of maturity.

         Beginning in March 2002, General Conference lent us an aggregate of $3.0 million over a three-month period. The promissory note issued to General Conference is convertible at a conversion price equal to the price per share of any shares delivered to lenders or purchasers in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of financing for the facility. The March 2002 loan is secured by a security interest in our intellectual property. General Conference also serves as the collateral agent for this loan. As consideration for extending the March 2002 loan, we granted to General Conference a security interest in our intellectual property with respect to $1.0 million previously loaned to us. As further consideration for extending the March 2002 loan, we issued to General Conference a warrant to purchase 3,000,000 shares of our common stock at an exercise price of $0.75 per share. The outstanding principal amount of this loan and accrued but unpaid interest is due in one lump sum at the earlier of February 28, 2003 or the consummation of project financing for our first reprocessing facility.

         Messrs. Hollingshad, Rampacek and McNiel, General Conference, Cambridge and certain accounts of Zesiger each participated in a $3.0 million loan to us dated July 26, 2002. Messrs. Hollingshad, Rampacek and McNiel, General Conference, Cambridge and the Zesiger accounts committed to lend us $36,000, $10,000, $5,000, $600,000, $100,000 and $1,500,000, respectively. The commitments were payable by the lenders to us in six equal monthly installments. Of the $3.0 million total commitment, $1.5 million was a firm commitment not subject to funding conditions. As of October 1, 2002, we received $18,000, $5,000, $2,500, $300,000, $50,000 and $750,000 from Messrs. Hollingshad,
Rampacek and McNiel, General Conference, Cambridge and the Zesiger accounts, respectively, with respect to the firm commitment portion under this loan. The lenders obligation to fund the remainder of their commitment was conditioned upon our receiving a term sheet from a lead investor for project financing by October 1, 2002. Because we did not receive this term sheet, the lenders are not obligated to fund any of the remaining commitment. Nevertheless, as of December 3, 2002, we have received $12,000, $3,333, $1,667, $53,333 and $497,497 of the remaining commitment from Messrs. Hollingshad, Rampacek and McNiel, Cambridge and the Zesiger accounts, respectively. The outstanding notes, having a total aggregate principal balance of $2.4 million, bear interest at 12% per annum and mature on February 28, 2003. The notes are convertible into our common stock, in whole or in part, based upon the outstanding principal balance of the notes plus accrued interest, at the option of the holder, when we secure the Wellsville financing. The notes are convertible at a conversion price equal to the price per share of any shares delivered to lenders or purchasers in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of financing for the facility. The amount actually funded to us by lenders under their commitments is secured by a security interest in our intellectual property. General Conference serves as the collateral agent for this loan. As consideration for extending this loan, we issued warrants to purchase 54,000, 15,000, 7,500, 900,000, 150,000 and
2,250,000 shares of our common stock to Messrs. Hollingshad, Rampacek and McNiel, General Conference, Cambridge and the Zesiger accounts, respectively, at an exercise price of $0.75 per share. The outstanding principal balance and accrued but unpaid interest on these notes is due on the date of maturity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION

    3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Form 10-SB/A dated February 1, 2000 (the "Form 10-SB/A") and incorporated herein by reference).

    3.2 Certificate of Amendment to the Certificate of Incorporation of the Registrant filed April 20, 2001 (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, File No. 333-101453, filed on November 25, 2002 (the "November 25, 2002
                 Form SB-2") and incorporated herein by reference).

    3.3 Certificate of Amendment to the Certificate of Incorporation of the Registrant filed April 20, 2001 (filed as Exhibit 3.3 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

    3.4 Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Form 10-SB dated December 21, 1999 (the "Form 10-SB") and incorporated herein be reference).

    4.1 Form of Common Stock Certificate (filed as Exhibit 4.1 to the Form 10-SB and incorporated herein by reference.)

    4.2 Form of Series A 10% Cumulative Convertible Preferred Stock Certificate (filed as Exhibit 4.2 to the 2000 Form 10-KSB for the fiscal year ended September 30, 2000 (the "2000 Form 10-KSB") and incorporated herein by reference).

    4.3.1 Form of Class "F" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as Exhibit 4.3.1 to the Form 10-SB and incorporated herein by reference).

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

EXHIBIT
NUMBER           DESCRIPTION

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

    4.3.18 Form of Class "AA" Warrants, at $3.12 per share, expiring May 23, 2005 (filed as Exhibit 4.3.17 to the 2000 Form 10-KSB and incorporated herein by reference).

    4.3.19 Form of Class "AC" Warrants, at $1.9625 per share, expiring on November 2, 2005 (filed as Exhibit 4.3.18 to the 2000 Form 10-KSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION

    4.3.20 Form of Class "AD" Warrants, exercisable at $1.9625 per share, expiring November 2, 2005 (filed as Exhibit 4.3.19 to the Registrant's Form 10-QSB for the quarter ended December 31, 2000 (the "December 2000 10-QSB") and incorporated herein by reference).

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

    4.3.24 Form of Class "AI" Warrants, exercisable at $1.243 per share, expiring February 12, 2006 (filed as Exhibit 4.3.24 to the Registrant's Form 10-QSB for the quarter ended March 31, 2001(the "March 2001 10-QSB") and incorporated herein by reference).

    4.3.25 Warrant to purchase 250,000 shares of the Registrant's common stock issued to United Infrastructure Company, L.L.C., exercisable at $1.40 per share and expires on January 31, 2006 (filed as Exhibit 4.3.25 to the Registrant's Form 10-KSB dated January 14, 2002 (the "2001 10-KSB") and incorporated herein by reference).

    4.3.26 Form of Class "AK" Warrants, exercisable at $1.579 per share, expiring April 30, 2006 (filed as Exhibit 4.3.25 to the March 2001 10-QSB and incorporated herein by reference).

    4.3.27 Form of Class "AK-A" Warrants, exercisable at $1.243 per share (subject to adjustment) and expiring on September 1, 2006 (filed as Exhibit 4.3.27 to the 2001 10-KSB and incorporated herein by reference).

    4.3.28 Form of Class "AL" Warrant, which expire ten years from the date of issuance (subject to certain conditions which may cause the warrant to expire earlier) and have an exercise price ranging from $1.47 to $1.75 (filed as Exhibit 4.3.26 to the Registrant's Form 10-QSB for the quarter ended June 30, 2001 (the "June 2001 10-QSB") and incorporated herein by reference).

    4.3.29 Warrant to purchase 275,000 shares of the Registrant's common stock issued to Single Spur Investments, L.L.C., which expires September 13, 2006 and has an exercise price of $1.243 (subject to adjustment) (filed as Exhibit 4.3.29 to the 2001 10-KSB and incorporated herein by reference).

    4.3.30 Form of Class "AO" Warrant, which expires five years from the date of issuance and an exercise price per share equal to $0.75, subject to adjustment under ratchet provisions (filed as Exhibit 4.3.27 to the Registrant's Form 10-QSB for the period ended March 31, 2002 (the "March 2002 10-QSB") and incorporated herein by reference).

    4.3.31 Form of Class "AM" Warrants, exercisable at $1.243 per share (subject to adjustment), and expiring on September 13, 2006 (filed as Exhibit 4.3.31 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

    4.3.32 Form of Class "AR" Warrants, exercisable at $0.75 per share (subject to adjustment), and expiring on April 1, 2007 (filed as Exhibit 4.3.32 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION

    4.3.33* Form of Class "AS" Warrants, exercisable at $0.75 per share (subject to adjustment), and expiring on July 29, 2007.

    4.3.34* Form of Class "AS-a" Warrants, exercisable at $0.75 per share (subject to adjustment), and expiring on July 29, 2007.

    4.3.35* Form of Class "AT" Warrants, exercisable at $0.75 per share, and expiring on September 27, 2007.

   10.1.1 1999 Omnibus Stock and Incentive Plan, as amended and restated, of the Registrant (filed as Exhibit 10.1 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.1.2 First Amendment to 1999 Omnibus Stock and Incentive Plan as amended and restated dated January 5, 2001 (filed as Exhibit
                 10.1.2 to the 2001 10-KSB and incorporated herein by reference).

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

EXHIBIT
NUMBER           DESCRIPTION

   10.12 Memorandum of Understanding between Bechtel Corporation and the Registrant, effective January 1, 2000. (Confidential Treatment granted by the Securities and Exchange Commission. Confidential parts of this document have been redacted and have been separately filed with the Securities and Exchange Commission.) (filed as Exhibit 10.18 to the March 2000 10-QSB and incorporated herein by reference).

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

   10.15         Financial Advisory Agreement between Stonegate Securities, Inc.
                 and the Registrant, dated as of May 23, 2000 (filed as Exhibit
                 10.21 to the Registrant's Form 10-QSB for the quarter ended June 30, 2000 (the "June 2000 10-QSB") and incorporated herein by reference).

   10.16 Convertible Promissory Note dated August 30, 2000, as amended, made by the Registrant in favor of General Conference of Seventh-day Adventists in the aggregate principal amount of $1.5 million (filed as Exhibit 10.18 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.17.1 Asset Purchase Agreement dated as of September 6, 2000, by and between the Registrant and Pennzoil-Quaker State Company (filed as Exhibit 10.22 to the Registrant's Form 8-K dated October 16, 2000 (the "October 2000 8-K") and incorporated herein by reference).

   10.17.2 First Amendment to the Asset Purchase Agreement, dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company (filed as
                 Exhibit 10.22.1 to the October 2000 8-K and incorporated herein by reference).

   10.17.3 Security Agreement dated as of September 29, 2000, executed by Probex Fluids Recovery, Inc., which secures all of the assets of Probex Fluids Recovery, Inc. under the Promissory Note of even date (filed as Exhibit 10.25 to the October 2000 8-K and incorporated herein by reference).

   10.17.4 Used Product Collection Agreement dated as of September 29, 2000, by and between Probex Fluids Recovery, Inc. and Pennzoil-Quaker State Company (filed as Exhibit 10.26 to the October 2000 8-K and incorporated herein by reference).

   10.17.5 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Tampa, Florida (filed as Exhibit 10.27 to the October 2000 8-K and incorporated herein by reference).

   10.17.6 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Atlanta, Georgia (filed as Exhibit 10.28 to the October 2000 8-K and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION

   10.17.7 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Baton Rouge, Louisiana (filed as Exhibit 10.29 to the October 2000 8-K and incorporated herein by reference).

   10.17.8 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Shreveport, Louisiana (filed as Exhibit 10.30 to the October 2000 8-K and incorporated herein by reference).

   10.17.9 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Houston, Texas (filed as Exhibit 10.31 to the October 2000 8-K and incorporated herein by reference).

   10.17.10 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at San Antonio, Texas (filed as Exhibit 10.32 to the October 2000 8-K and incorporated herein by reference).

   10.18.1 Stock Purchase Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC (filed as Exhibit 10.20.1 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.18.2 Registration Rights Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC (filed as Exhibit 10.20.2 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.1 Note Purchase Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit 10.22.1 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.2 First Amendment to Note Purchase Agreement, effective as of July 5, 2001, by and among the Registrant, Probex Fluids Recovery, Inc. and the holders of the 7% Senior Secured Convertible Notes Due 2004 (filed as Exhibit 10.22.2 to the 2001 10-KSB and incorporated herein by reference).

   10.19.3 Form of 7% Senior Secured Convertible Notes Due 2004 issued by Probex Fluids Recovery, Inc., which are secured by the assets of Probex Fluids Recovery, Inc., guaranteed by the Registrant and convertible into the Registrant's common stock (filed as Exhibit 10.22.2 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.3.1 Form of Waiver and Consent and First Amendment to 7% Senior Secured Convertible Notes due November 29, 2004 (filed as
                 Exhibit 10.22.3.1 to the Registrant's Form 10-QSB for the period ended June 30, 2002 (the "June 2002 10-QSB") and incorporated herein by reference).

   10.19.4 Guaranty dated as of November 29, 2000, from the Registrant to and for the benefit of the holders of the 7% Senior Secured Convertible Notes and acknowledged by Wilmington Trust Company, as collateral agent (filed as Exhibit 10.22.3 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.5 Security Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, which secures all the obligations of Probex Fluids Recovery, Inc. under the 7% Senior Secured Convertible Notes (filed as Exhibit 10.22.4 to the 2000 Form 10-KSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION

   10.19.6 Pledge Agreement dated as of November 29, 2000, by and between the Registrant and Wilmington Trust Company, as collateral agent, under which the Registrant pledges its ownership in all of the outstanding shares of Probex Fluids Recovery, Inc. as security for the obligations under those certain 7% Senior Secured Convertible Notes (filed as Exhibit 10.22.5 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.7 Intercreditor and Collateral Agency Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit 10.22.6 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.8 Escrow Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc. and Wilmington Trust Company for the benefit of the holders of the 7% Senior Secured Convertible Notes (filed as Exhibit 10.22.7 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.20 Financial Advisory Fee Agreement, dated as of October 11, 2000, by and between the registrant and Credit Suisse First Boston Corporation (filed as Exhibit 10.23 to the December 2000 10-QSB and incorporated herein by reference).

   10.21 Strategic Alliance Agreement, dated as of February 2, 2001, by and between Bechtel Corporation and the Registrant (Confidential treatment granted by the Securities and Exchange Commission. Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission) (filed as Exhibit 10.24 to the March 2001 10-QSB and incorporated herein by reference).

   10.22 Stock Purchase Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant (filed as Exhibit 10.25 to the March 2001 10-QSB and incorporated herein by reference).

   10.23 Registration Rights Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant (filed as Exhibit 10.26 to the March 2001 10-QSB and incorporated herein by reference).

   10.24.1 Form of Promissory Notes, dated as of February 20, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of lenders as amended by those certain Allonges to the Notes (filed as Exhibit 10.27.1 to the 2001 10-KSB and incorporated herein by reference).

   10.24.2 Security Agreement dated as of February 20, 2001, by and among the Registrant, Cambridge Strategies Group, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes of even date (filed as Exhibit 10.27.2 to the 2001 10-KSB and incorporated herein by reference).

   10.25.1 Form of Promissory Notes, dated from April 30, 2001 to July 13, 2001, in aggregate principal amount of $1.83 million made by the Registrant in favor of lenders as amended by those certain Allonges to the Notes (filed as Exhibit 10.28.1 to the 2001 10-KSB and incorporated herein by reference).

   10.25.2 Security Agreement dated as of July 13, 2001, by and among the Registrant, Falcon Capital Management, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.28.1 above (filed as Exhibit
                 10.28.2 to the 2001 10-KSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION

   10.26.1 Loan Agreement dated as of September 7, 2001, by and among the Registrant and the lenders named therein (filed as Exhibit
                 10.29.1 to the 2001 10-KSB and incorporated herein by reference).

   10.26.2 Form of Promissory Notes, dated as of September 7, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of the lenders named in the Loan Agreement set forth in Exhibit 10.29.1 above (filed as Exhibit 10.29.2 to the 2001 10-KSB and incorporated herein by reference).

   10.26.3 Intercreditor and Security Agreement, dated as of September 7, 2001, by and among the Registrant and United Infrastructure Company, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit
                 10.29.2 above (filed as Exhibit 10.29.3 to the 2001 10-KSB and incorporated herein by reference).

   10.26.4 Registration Rights Agreement, dated as of September 7, 2001, by and among the Registrant and the investors named therein (filed as Exhibit 10.29.4 to the 2001 10-KSB and incorporated herein by reference).

   10.27.1 Promissory Note, dated as of September 13, 2001, in the aggregate principal amount of $500,000 made by the Registrant in favor of Single Spur Investments, LLC as amended by that certain Allonge to the Note (filed as Exhibit 10.30.1 to the 2001 10-KSB and incorporated herein by reference).

   10.27.2 Security Agreement dated as of September 13, 2001, by and between the Registrant Single Spur Investments, LLC, as secured party, which secures the obligations of the Registrant under that certain promissory note described in Exhibit 10.30.1 above (filed as Exhibit 10.30.2 to the 2001 10-KSB and incorporated herein by reference).

   10.28 Stock Purchase Agreement dated as of December 21, 2001, by and between the Registrant and General Conference Corporation of Seventh-day Adventists under which General Conference Corporation of Seventh-day Adventists purchased 1,342,282 shares, subject to upward adjustments, of the Registrant's common stock at $0.745 per share (filed as Exhibit 10.31 to the December 2001 10-QSB and incorporated herein by reference).

   10.29 Stock Purchase Agreement dated as of January 15, 2002, by and among the Registrant and accounts of Zesiger Capital Group, LLC (filed as Exhibit 10.32 to the December 2001 10-QSB and incorporated herein by reference).

   10.30.1 Form of Loan Agreement by and among the Registrant and the lenders named therein (filed as Exhibit 10.33.1 to the March 2002 10-QSB and incorporated herein by reference).

   10.30.2 Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement (filed as Exhibit 10.33.2 to the March 2002 10-QSB and incorporated herein by reference).

   10.30.3 Intercreditor and Security Agreement, dated as of March 29, 2002, by and among the Registrant, the collateral agent and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.33.2 above and short-term notes previously issued by the Registrant (filed as Exhibit 10.33.3.2 to the March 2002 10-QSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION

   10.30.3.1 First Amendment to Intercreditor and Security Agreement, dated as of July 26, 2002, by and among the Registrant, the collateral agent and the secured parties named therein (filed as Exhibit 10.33.3.1 to the June 2002 10-QSB and incorporated herein by reference).

   10.31.1 Loan Extension and Modification Agreement, dated as of March 29, 2002, by and among the Registrant and the lenders named therein (filed as Exhibit 10.34.1 to the March 2002 10-QSB and incorporated herein by reference).

   10.31.2 Form of Amended and Restated Convertible Promissory made by the Registrant in favor of the lenders named in the Loan Extension and Modification Agreement filed as Exhibit 10.34.1. These notes replace the forms of notes previously filed as Exhibits 10.27.1, 10.28.1 and 10.30.1 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2001.

   10.32 Agreement for Engineering, Procurement and Construction Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002. (Filed separately with the Securities and Exchange Commission in connection with the June 2002 10-QSB pursuant to a request for confidential treatment)

   10.33.1 Loan Agreement, dated as of July 26, 2002, by and among the Registrant and the lenders named therein (filed as Exhibit
                 10.36.1 to the June 2002 10-QSB and incorporated herein by reference).

   10.33.2 Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement set forth as
                 Exhibit 10.36.1 above (filed as Exhibit 10.36.2 to the June 2002 10-QSB and incorporated herein by reference).

   10.34 Retirement, Profit Sharing/401(k) Plan for the Registrant dated December 5, 2001 (filed as Exhibit 10.34 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.35 Second Amendment to Investor Rights Agreement between HSB Engineering Finance Corporation, Inc. and the Registrant, effective as of April 26, 2002 (filed as Exhibit 10.35 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.36 Option to Purchase Agreement and Extension, between Columbiana County Port Authority and the Registrant, dated as of June 19, 2002 (filed as Exhibit 10.36 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.37 Employment Agreement, dated as of June 12, 2000, by and between David J. McNiel and the Registrant (filed as Exhibit 10.37 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.38 Employment Agreement, dated as of August 1, 2000, by and between Charles M. Rampacek and the Registrant (filed as
                 Exhibit 10.38 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.39 Form of Registration Rights Agreement among the Registrant and Fusion Capital Fund II, LLC (filed as Exhibit 10.39 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.40 Lease Agreement, effective as of June 1, 2002, among Tom Taylor, Arch Jacobson and Estate of James Moran and the Registrant (filed as Exhibit 10.40 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION

   10.41 Form of Loan Extension and Modification Agreement among the Registrant and the lenders named therein (filed as Exhibit
                 10.41 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.42 Common Stock Purchase Agreement, dated as of August 29, 2002, among the Registrant and Fusion Capital Fund II, LLC (filed as
                 Exhibit 10.37 to the Registrant's Form 8-K dated September 11, 2002 and incorporated herein by reference).

   10.43 Form of Registration Rights Agreement among the Registrant and certain holders of Series A Preferred Stock (filed as Exhibit
                 10.43 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.44 Technology License Agreement dated December 6, 2002 (filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

   10.45 Shareholders Agreement dated December 6, 2002 (filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

   10.46* Extension to Option Agreement between Columbiana County Port Authority and the Registrant, dated as of November 18, 2002.

   10.47* Secured Promissory Note, dated as of December 31, 2000, among the Registrant and Bruce A. Hall.

   10.48* Pledge Agreement, dated as of December 31, 2000, among the Registrant and Bruce A. Hall.

   10.49* Alliance Termination and Amendment Agreement, dated July 19, 2002, among the Registrant and Bechtel Corporation.

   21.1*         List of Subsidiaries of Registrant.

   24.1 Power of Attorney (included on the signature page attached hereto).

   99.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Filed herewith.

(b) REPORTS ON FORM 8-K

         On September 11, 2002, we filed a Form 8-K announcing that we had entered into our common stock purchase agreement with Fusion Capital. No financial statements were reported as part of this Form 8-K.

         On August 14, 2002, we filed a Form 8-K including two certifications from our principal executive officer and principal financial officer with respect to our Form 10-QSB for the period ended June 30, 2002, which certifications are required by Section 906 of the Sarbanes-Oxley Act of 2002. No financial statements were reported as part of this Form 8-K.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures under Rule 13a-14(c) and Rule 15d-14(c) of the Securities Exchange Act of 1934 are effective.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROBEX CORP.



                                       By:  /s/ Charles M. Rampacek
                                          --------------------------------------
                                            Charles M. Rampacek
                                            Chairman of the Board, President,
                                            Chief Executive Officer and Director

December 26, 2002

                                POWER OF ATTORNEY

         Know all persons by these presents that each individual whose signature appears below constitutes and appoints Charles M. Rampacek and Bruce A. Hall and both of them, his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Date                             Signature / Title
               ----                             -----------------
         December 26, 2002       By:      /s/ Charles M. Rampacek
                                          -------------------------------------------------
                                          Charles M. Rampacek
                                          President and Chief Executive Officer
                                          (principal executive officer)

         December 26, 2002       By:      /s/ Bruce A. Hall
                                          -------------------------------------------------
                                          Bruce A. Hall
                                          Senior Vice President and Chief Financial Officer
                                          (principal financial officer)

         December 26, 2002       By:      /s/ John N. Brobjorg
                                          -------------------------------------------------
                                          John N. Brobjorg
                                          Vice President and Corporate Controller
                                          (principal accounting officer)

         December 26, 2002       By:      /s/ Dr. Bob G. Gower
                                          -------------------------------------------------
                                          Dr. Bob G. Gower
                                          Director

         December 26, 2002       By:      /s/ Ron W. Haddock
                                          -------------------------------------------------
                                          Ron W. Haddock
                                          Director

               Date                             Signature / Title
               ----                             -----------------
         December 26, 2002       By:      /s/ Nicholas W. Hollingshad
                                          -------------------------------------------------
                                          Nicholas W. Hollingshad
                                          Director

         December 26, 2002       By:      /s/ Thomas G. Murray
                                          -------------------------------------------------
                                          Thomas G. Murray
                                          Director

         December 26, 2002       By:      /s/ William A. Searles
                                          -------------------------------------------------
                                          William A. Searles
                                          Director

         December 26, 2002       By:      /s/ Ronald J. Tiso
                                          -------------------------------------------------
                                          Ronald J. Tiso
                                          Director

                                 CERTIFICATIONS

         I, Charles M. Rampacek, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Probex Corp;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    December 26, 2002

By:      /s/ Charles M. Rampacek
         -----------------------
         Charles M. Rampacek
         Chairman of the Board, Chief Executive Officer, President, and Director

         I, Bruce A. Hall, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Probex Corp;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    December 26, 2002

By:      /s/ Bruce A. Hall
         -----------------
         Bruce A. Hall
         Senior Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
    3.1          Certificate of Incorporation (filed as Exhibit 3.1 to the
                 Registrant's Form 10-SB/A dated February 1, 2000 (the "Form
                 10-SB/A") and incorporated herein by reference).

    3.2 Certificate of Amendment to the Certificate of Incorporation of the Registrant filed April 20, 2001 (filed as Exhibit 3.2 to the Registrant's Registration Statement on Form SB-2, File No.
                 333-101453, filed on November 25, 2002 (the "November 25, 2002
                 Form SB-2") and incorporated herein by reference).

    3.3 Certificate of Amendment to the Certificate of Incorporation of the Registrant filed April 20, 2001 (filed as Exhibit 3.3 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

    3.4          Bylaws of the Registrant (filed as Exhibit 3.2 to the
                 Registrant's Form 10-SB dated December 21, 1999 (the "Form
                 10-SB") and incorporated herein be reference).

    4.1          Form of Common Stock Certificate (filed as Exhibit 4.1 to the
                 Form 10-SB and incorporated herein by reference.)

    4.2          Form of Series A 10% Cumulative Convertible Preferred Stock
                 Certificate (filed as Exhibit 4.2 to the 2000 Form 10-KSB for the fiscal year ended September 30, 2000 (the "2000 Form
                 10-KSB") and incorporated herein by reference).

    4.3.1 Form of Class "F" Warrants, at $1.00 per share, post-split, expiring April 26, 2001 (filed as Exhibit 4.3.1 to the Form
                 10-SB and incorporated herein by reference).

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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
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

    4.3.18       Form of Class "AA" Warrants, at $3.12 per share, expiring May
                 23, 2005 (filed as Exhibit 4.3.17 to the 2000 Form 10-KSB and incorporated herein by reference).

    4.3.19 Form of Class "AC" Warrants, at $1.9625 per share, expiring on November 2, 2005 (filed as Exhibit 4.3.18 to the 2000 Form
                 10-KSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
    4.3.20       Form of Class "AD" Warrants, exercisable at $1.9625 per share, expiring November 2, 2005 (filed as Exhibit 4.3.19 to the
                 Registrant's Form 10-QSB for the quarter ended December 31,
                 2000 (the "December 2000 10-QSB") and incorporated herein by reference).

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

    4.3.24 Form of Class "AI" Warrants, exercisable at $1.243 per share, expiring February 12, 2006 (filed as Exhibit 4.3.24 to the
                 Registrant's Form 10-QSB for the quarter ended March 31,
                 2001(the "March 2001 10-QSB") and incorporated herein by reference).

    4.3.25 Warrant to purchase 250,000 shares of the Registrant's common stock issued to United Infrastructure Company, L.L.C., exercisable at $1.40 per share and expires on January 31, 2006
                 (filed as Exhibit 4.3.25 to the Registrant's Form 10-KSB dated
                 January 14, 2002 (the "2001 10-KSB") and incorporated herein by reference).

    4.3.26 Form of Class "AK" Warrants, exercisable at $1.579 per share, expiring April 30, 2006 (filed as Exhibit 4.3.25 to the March
                 2001 10-QSB and incorporated herein by reference).

    4.3.27       Form of Class "AK-A" Warrants, exercisable at $1.243 per share
                 (subject to adjustment) and expiring on September 1, 2006
                 (filed as Exhibit 4.3.27 to the 2001 10-KSB and incorporated herein by reference).

    4.3.28 Form of Class "AL" Warrant, which expire ten years from the date of issuance (subject to certain conditions which may cause the warrant to expire earlier) and have an exercise price ranging from $1.47 to $1.75 (filed as Exhibit 4.3.26 to the Registrant's Form 10-QSB for the quarter ended June 30, 2001
                 (the "June 2001 10-QSB") and incorporated herein by reference).

    4.3.29 Warrant to purchase 275,000 shares of the Registrant's common stock issued to Single Spur Investments, L.L.C., which expires
                 September 13, 2006 and has an exercise price of $1.243 (subject to adjustment) (filed as Exhibit 4.3.29 to the 2001 10-KSB and incorporated herein by reference).

    4.3.30 Form of Class "AO" Warrant, which expires five years from the date of issuance and an exercise price per share equal to $0.75, subject to adjustment under ratchet provisions (filed as Exhibit 4.3.27 to the Registrant's Form 10-QSB for the period ended March 31, 2002 (the "March 2002 10-QSB") and incorporated herein by reference).

    4.3.31       Form of Class "AM" Warrants, exercisable at $1.243 per share
                 (subject to adjustment), and expiring on September 13, 2006
                 (filed as Exhibit 4.3.31 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

    4.3.32       Form of Class "AR" Warrants, exercisable at $0.75 per share
                 (subject to adjustment), and expiring on April 1, 2007 (filed as Exhibit 4.3.32 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
    4.3.33*      Form of Class "AS" Warrants, exercisable at $0.75 per share
                 (subject to adjustment), and expiring on July 29, 2007.

    4.3.34*      Form of Class "AS-a" Warrants, exercisable at $0.75 per share
                 (subject to adjustment), and expiring on July 29, 2007.

    4.3.35* Form of Class "AT" Warrants, exercisable at $0.75 per share, and expiring on September 27, 2007.

   10.1.1 1999 Omnibus Stock and Incentive Plan, as amended and restated, of the Registrant (filed as Exhibit 10.1 to the 2000 Form
                 10-KSB and incorporated herein by reference).

   10.1.2 First Amendment to 1999 Omnibus Stock and Incentive Plan as amended and restated dated January 5, 2001 (filed as Exhibit
                 10.1.2 to the 2001 10-KSB and incorporated herein by reference).

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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.12         Memorandum of Understanding between Bechtel Corporation and the
                 Registrant, effective January 1, 2000. (Confidential Treatment granted by the Securities and Exchange Commission. Confidential
                 parts of this document have been redacted and have been
                 separately filed with the Securities and Exchange Commission.)
                 (filed as Exhibit 10.18 to the March 2000 10-QSB and
                 incorporated herein by reference).

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

   10.15         Financial Advisory Agreement between Stonegate Securities, Inc.
                 and the Registrant, dated as of May 23, 2000 (filed as Exhibit
                 10.21 to the Registrant's Form 10-QSB for the quarter ended
                 June 30, 2000 (the "June 2000 10-QSB") and incorporated herein by reference).

   10.16 Convertible Promissory Note dated August 30, 2000, as amended, made by the Registrant in favor of General Conference of Seventh-day Adventists in the aggregate principal amount of $1.5 million (filed as Exhibit 10.18 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.17.1 Asset Purchase Agreement dated as of September 6, 2000, by and between the Registrant and Pennzoil-Quaker State Company (filed as Exhibit 10.22 to the Registrant's Form 8-K dated October 16,
                 2000 (the "October 2000 8-K") and incorporated herein by reference).

   10.17.2       First Amendment to the Asset Purchase Agreement, dated as of
                 September 29, 2000, by and among the Registrant, Probex Fluids
                 Recovery, Inc. and Pennzoil-Quaker State Company (filed as
                 Exhibit 10.22.1 to the October 2000 8-K and incorporated herein by reference).

   10.17.3       Security Agreement dated as of September 29, 2000, executed by
                 Probex Fluids Recovery, Inc., which secures all of the assets of Probex Fluids Recovery, Inc. under the Promissory Note of even date (filed as Exhibit 10.25 to the October 2000 8-K and incorporated herein by reference).

   10.17.4       Used Product Collection Agreement dated as of September 29,
                 2000, by and between Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company (filed as Exhibit 10.26 to the
                 October 2000 8-K and incorporated herein by reference).

   10.17.5 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Tampa, Florida (filed as Exhibit 10.27 to the October 2000 8-K and incorporated herein by reference).

   10.17.6 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Atlanta, Georgia (filed as Exhibit 10.28 to the October 2000 8-K and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.17.7       Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Baton
                 Rouge, Louisiana (filed as Exhibit 10.29 to the October 2000
                 8-K and incorporated herein by reference).

   10.17.8 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Shreveport, Louisiana (filed as Exhibit 10.30 to the October 2000 8-K and incorporated herein by reference).

   10.17.9 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at Houston, Texas (filed as Exhibit 10.31 to the October 2000 8-K and incorporated herein by reference).

   10.17.10 Services Agreement dated as of September 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc. and
                 Pennzoil-Quaker State Company for the operations at San
                 Antonio, Texas (filed as Exhibit 10.32 to the October 2000 8-K and incorporated herein by reference).

   10.18.1 Stock Purchase Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company LLC
                 (filed as Exhibit 10.20.1 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.18.2 Registration Rights Agreement dated as of October 12, 2000, by and between the Registrant and United Infrastructure Company
                 LLC (filed as Exhibit 10.20.2 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.1 Note Purchase Agreement dated as of November 29, 2000, by and among the Registrant, Probex Fluids Recovery, Inc., Wilmington
                 Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit 10.22.1 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.2       First Amendment to Note Purchase Agreement, effective as of
                 July 5, 2001, by and among the Registrant, Probex Fluids
                 Recovery, Inc. and the holders of the 7% Senior Secured
                 Convertible Notes Due 2004 (filed as Exhibit 10.22.2 to the
                 2001 10-KSB and incorporated herein by reference).

   10.19.3       Form of 7% Senior Secured Convertible Notes Due 2004 issued by
                 Probex Fluids Recovery, Inc., which are secured by the assets of Probex Fluids Recovery, Inc., guaranteed by the Registrant and convertible into the Registrant's common stock (filed as Exhibit 10.22.2 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.3.1     Form of Waiver and Consent and First Amendment to 7% Senior
                 Secured Convertible Notes due November 29, 2004 (filed as
                 Exhibit 10.22.3.1 to the Registrant's Form 10-QSB for the period ended June 30, 2002 (the "June 2002 10-QSB") and incorporated herein by reference).

   10.19.4 Guaranty dated as of November 29, 2000, from the Registrant to and for the benefit of the holders of the 7% Senior Secured
                 Convertible Notes and acknowledged by Wilmington Trust Company, as collateral agent (filed as Exhibit 10.22.3 to the 2000 Form
                 10-KSB and incorporated herein by reference).

   10.19.5 Security Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc., Wilmington Trust Company, as collateral agent, which secures all the obligations of Probex Fluids Recovery, Inc. under the 7% Senior Secured
                 Convertible Notes (filed as Exhibit 10.22.4 to the 2000 Form
                 10-KSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.19.6       Pledge Agreement dated as of November 29, 2000, by and between the Registrant and Wilmington Trust Company, as collateral agent, under which the Registrant pledges its ownership in all of the outstanding shares of Probex Fluids Recovery, Inc. as security for the obligations under those certain 7% Senior
                 Secured Convertible Notes (filed as Exhibit 10.22.5 to the 2000
                 Form 10-KSB and incorporated herein by reference).

   10.19.7       Intercreditor and Collateral Agency Agreement dated as of
                 November 29, 2000, by and among the Registrant, Probex Fluids
                 Recovery, Inc., Wilmington Trust Company, as collateral agent, and the purchasers named therein (filed as Exhibit 10.22.6 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.19.8 Escrow Agreement dated as of November 29, 2000, by and between Probex Fluids Recovery, Inc. and Wilmington Trust Company for the benefit of the holders of the 7% Senior Secured Convertible
                 Notes (filed as Exhibit 10.22.7 to the 2000 Form 10-KSB and incorporated herein by reference).

   10.20 Financial Advisory Fee Agreement, dated as of October 11, 2000, by and between the registrant and Credit Suisse First Boston
                 Corporation (filed as Exhibit 10.23 to the December 2000 10-QSB and incorporated herein by reference).

   10.21 Strategic Alliance Agreement, dated as of February 2, 2001, by and between Bechtel Corporation and the Registrant
                 (Confidential treatment granted by the Securities and Exchange
                 Commission. Confidential portions of this document have been redacted and have been separately filed with the Securities and Exchange Commission) (filed as Exhibit 10.24 to the March 2001
                 10-QSB and incorporated herein by reference).

   10.22 Stock Purchase Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant
                 (filed as Exhibit 10.25 to the March 2001 10-QSB and incorporated herein by reference).

   10.23 Registration Rights Agreement, dated as of February 2, 2001, by and between United Infrastructure Company, LLC and the Registrant (filed as Exhibit 10.26 to the March 2001 10-QSB and incorporated herein by reference).

   10.24.1 Form of Promissory Notes, dated as of February 20, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of lenders as amended by those certain Allonges to the Notes (filed as Exhibit 10.27.1 to the 2001 10-KSB and incorporated herein by reference).

   10.24.2 Security Agreement dated as of February 20, 2001, by and among the Registrant, Cambridge Strategies Group, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes of even date (filed as Exhibit 10.27.2 to the 2001 10-KSB and incorporated herein by reference).

   10.25.1       Form of Promissory Notes, dated from April 30, 2001 to July 13,
                 2001, in aggregate principal amount of $1.83 million made by the Registrant in favor of lenders as amended by those certain
                 Allonges to the Notes (filed as Exhibit 10.28.1 to the 2001
                 10-KSB and incorporated herein by reference).

   10.25.2 Security Agreement dated as of July 13, 2001, by and among the Registrant, Falcon Capital Management, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.28.1 above (filed as Exhibit
                 10.28.2 to the 2001 10-KSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.26.1       Loan Agreement dated as of September 7, 2001, by and among the
                 Registrant and the lenders named therein (filed as Exhibit
                 10.29.1 to the 2001 10-KSB and incorporated herein by
                 reference).

   10.26.2 Form of Promissory Notes, dated as of September 7, 2001, in the aggregate principal amount of $3 million made by the Registrant in favor of the lenders named in the Loan Agreement set forth in Exhibit 10.29.1 above (filed as Exhibit 10.29.2 to the 2001
                 10-KSB and incorporated herein by reference).

   10.26.3       Intercreditor and Security Agreement, dated as of September 7,
                 2001, by and among the Registrant and United Infrastructure
                 Company, LLC, as collateral agent, and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit
                 10.29.2 above (filed as Exhibit 10.29.3 to the 2001 10-KSB and incorporated herein by reference).

   10.26.4 Registration Rights Agreement, dated as of September 7, 2001, by and among the Registrant and the investors named therein
                 (filed as Exhibit 10.29.4 to the 2001 10-KSB and incorporated herein by reference).

   10.27.1 Promissory Note, dated as of September 13, 2001, in the aggregate principal amount of $500,000 made by the Registrant in favor of Single Spur Investments, LLC as amended by that certain Allonge to the Note (filed as Exhibit 10.30.1 to the 2001 10-KSB and incorporated herein by reference).

   10.27.2 Security Agreement dated as of September 13, 2001, by and between the Registrant Single Spur Investments, LLC, as secured party, which secures the obligations of the Registrant under that certain promissory note described in Exhibit 10.30.1 above
                 (filed as Exhibit 10.30.2 to the 2001 10-KSB and incorporated herein by reference).

   10.28 Stock Purchase Agreement dated as of December 21, 2001, by and between the Registrant and General Conference Corporation of Seventh-day Adventists under which General Conference
                 Corporation of Seventh-day Adventists purchased 1,342,282 shares, subject to upward adjustments, of the Registrant's common stock at $0.745 per share (filed as Exhibit 10.31 to the December 2001 10-QSB and incorporated herein by reference).

   10.29 Stock Purchase Agreement dated as of January 15, 2002, by and among the Registrant and accounts of Zesiger Capital Group, LLC
                 (filed as Exhibit 10.32 to the December 2001 10-QSB and incorporated herein by reference).

   10.30.1 Form of Loan Agreement by and among the Registrant and the lenders named therein (filed as Exhibit 10.33.1 to the March
                 2002 10-QSB and incorporated herein by reference).

   10.30.2 Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement (filed as Exhibit 10.33.2 to the March 2002 10-QSB and incorporated herein by reference).

   10.30.3       Intercreditor and Security Agreement, dated as of March 29,
                 2002, by and among the Registrant, the collateral agent and the secured parties named therein, which secures the obligations of the Registrant under those certain promissory notes described in Exhibit 10.33.2 above and short-term notes previously issued by the Registrant (filed as Exhibit 10.33.3.2 to the March 2002
                 10-QSB and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.30.3.1     First Amendment to Intercreditor and Security Agreement, dated as of July 26, 2002, by and among the Registrant, the
                 collateral agent and the secured parties named therein (filed as Exhibit 10.33.3.1 to the June 2002 10-QSB and incorporated herein by reference).

   10.31.1       Loan Extension and Modification Agreement, dated as of March
                 29, 2002, by and among the Registrant and the lenders named therein (filed as Exhibit 10.34.1 to the March 2002 10-QSB and incorporated herein by reference).

   10.31.2       Form of Amended and Restated Convertible Promissory made by the
                 Registrant in favor of the lenders named in the Loan Extension and Modification Agreement filed as Exhibit 10.34.1. These notes replace the forms of notes previously filed as Exhibits
                 10.27.1, 10.28.1 and 10.30.1 to the Registrant's Form 10-KSB for the fiscal year ended September 30, 2001.

   10.32         Agreement for Engineering, Procurement and Construction
                 Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002. (Filed separately with the Securities and Exchange Commission in connection with the June 2002 10-QSB pursuant to a request for confidential treatment)

   10.33.1 Loan Agreement, dated as of July 26, 2002, by and among the Registrant and the lenders named therein (filed as Exhibit
                 10.36.1 to the June 2002 10-QSB and incorporated herein by reference).

   10.33.2 Form of Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan Agreement set forth as
                 Exhibit 10.36.1 above (filed as Exhibit 10.36.2 to the June
                 2002 10-QSB and incorporated herein by reference).

   10.34         Retirement, Profit Sharing/401(k) Plan for the Registrant dated
                 December 5, 2001 (filed as Exhibit 10.34 to the November 25,
                 2002 Form SB-2 and incorporated herein by reference).

   10.35         Second Amendment to Investor Rights Agreement between HSB
                 Engineering Finance Corporation, Inc. and the Registrant, effective as of April 26, 2002 (filed as Exhibit 10.35 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.36         Option to Purchase Agreement and Extension, between Columbiana
                 County Port Authority and the Registrant, dated as of June 19,
                 2002 (filed as Exhibit 10.36 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.37 Employment Agreement, dated as of June 12, 2000, by and between David J. McNiel and the Registrant (filed as Exhibit 10.37 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.38 Employment Agreement, dated as of August 1, 2000, by and between Charles M. Rampacek and the Registrant (filed as
                 Exhibit 10.38 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.39         Form of Registration Rights Agreement among the Registrant and
                 Fusion Capital Fund II, LLC (filed as Exhibit 10.39 to the
                 November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.40         Lease Agreement, effective as of June 1, 2002, among Tom
                 Taylor, Arch Jacobson and Estate of James Moran and the
                 Registrant (filed as Exhibit 10.40 to the November 25, 2002
                 Form SB-2 and incorporated herein by reference).

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
   10.41         Form of Loan Extension and Modification Agreement among the
                 Registrant and the lenders named therein (filed as Exhibit
                 10.41 to the November 25, 2002 Form SB-2 and incorporated
                 herein by reference).

   10.42 Common Stock Purchase Agreement, dated as of August 29, 2002, among the Registrant and Fusion Capital Fund II, LLC (filed as
                 Exhibit 10.37 to the Registrant's Form 8-K dated September 11,
                 2002 and incorporated herein by reference).

   10.43 Form of Registration Rights Agreement among the Registrant and certain holders of Series A Preferred Stock (filed as Exhibit
                 10.43 to the November 25, 2002 Form SB-2 and incorporated herein by reference).

   10.44 Technology License Agreement dated December 6, 2002 (filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

   10.45 Shareholders Agreement dated December 6, 2002 (filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

   10.46*        Extension to Option Agreement between Columbiana County Port
                 Authority and the Registrant, dated as of November 18, 2002.

   10.47* Secured Promissory Note, dated as of December 31, 2000, among the Registrant and Bruce A. Hall.

   10.48*        Pledge Agreement, dated as of December 31, 2000, among the
                 Registrant and Bruce A. Hall.

   10.49*        Alliance Termination and Amendment Agreement, dated July 19,
                 2002, among the Registrant and Bechtel Corporation.

   21.1*         List of Subsidiaries of Registrant.

   24.1 Power of Attorney (included on the signature page attached hereto).

   99.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------

* Filed herewith.