Form 10QSB
period 2002-12-31
PROBEX CORP
filed 2003-02-19
CIK 845880

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                   FORM 10-QSB


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002



                                  PROBEX CORP.



                     Delaware                            33-0294243
          ----------------------------------------------------------------------

          (State or Other Jurisdiction of      (IRS Employer Identification No.)
          Incorporation or Organization)


                15510 Wright Brothers Drive, Addison, Texas 75001
          --------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)





              As of January 31, 2003, there were 40,139,197 shares
            of common stock of the registrant issued and outstanding.





           Transitional Small Business Disclosure Format (check one):
                                 Yes      No XX
                                    -----    --

                                  PROBEX CORP.
                                DECEMBER 31, 2002
                                      INDEX



                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

      Item 1. Financial Statements.............................................3

      Item 2. Management's Discussion and Analysis or Plan of Operation.......24

      Item 3. Controls and Procedures.........................................34

PART II  OTHER INFORMATION

      Item 1. Legal Proceedings...............................................35

      Item 2. Changes in Securities...........................................35

      Item 3. Defaults Upon Senior Securities.................................36

      Item 4. Submission of Matters to a Vote of Security Holders.............37

      Item 5. Other Information...............................................37

      Item 6. Exhibits and Reports on Form 8-K................................39


SIGNATURES....................................................................40

CERTIFICATIONS................................................................41

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  PROBEX CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                           DECEMBER 31,           SEPTEMBER 30,
                                                                                               2002                    2002
                                                                                          ---------------         ---------------
ASSETS
Cash and cash equivalents                                                                 $       195,211         $       161,398
Accounts receivable                                                                             1,472,438               1,962,515
Inventories                                                                                       177,870                 164,023
Prepaid and other current assets                                                                  450,216                 490,495
                                                                                          ---------------         ---------------
TOTAL CURRENT ASSETS                                                                            2,295,735               2,778,431

Property, plant and equipment - net                                                            13,691,716              13,784,006
Goodwill - net                                                                                         --               5,808,841
Patents - net                                                                                     641,177                 616,697
Investments in affiliate - at equity                                                              727,226                 727,226
Deferred debt offering costs - net                                                              1,014,086               1,149,489
Deferred offering costs                                                                         1,667,724               1,348,708
Other assets                                                                                      369,961               1,174,750
                                                                                          ---------------         ---------------
TOTAL ASSETS                                                                              $    20,407,625         $    27,388,148
                                                                                          ===============         ===============

LIABILITIES
Accounts payable                                                                          $     2,361,234         $     2,397,746
Accrued expenses                                                                                4,582,819               3,867,958
Deferred plant design costs                                                                     9,548,826               8,796,207
Current maturities of capital lease obligations                                                    80,649                 115,774
Short-term debt - net of note discount                                                         26,014,644              24,348,335
Current maturities of long-term debt                                                              444,791                 467,626
                                                                                          ---------------         ---------------
TOTAL CURRENT LIABILITIES                                                                      43,032,963              39,993,646

Capital lease obligations, long-term                                                                1,528                  83,518
Long-term debt                                                                                    680,624                 680,624
                                                                                          ---------------         ---------------
TOTAL LIABILITIES                                                                              43,715,115              40,757,788

COMMITMENTS AND CONTINGENCIES                                                                          --                      --

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 authorized:
Series A 10% cumulative convertible preferred stock, 550,000 shares authorized:
Issued - 532,500 at Dec. 31, 2002 and at Sep. 30, 2002                                                533                     533
Common stock, $0.001 par value, 200,000,000 shares authorized:
Issued - 40,139,197 at Dec. 31, 2002 and 38,901,657 at Sep. 30, 2002                               40,139                  38,902
Additional paid in capital                                                                     41,834,736              40,813,008
Deferred stock compensation expense                                                              (104,669)               (143,981)
Accumulated deficit                                                                           (64,813,822)            (53,813,695)
Less:  treasury stock  (common:  265,381 shares at Dec. 31, 2002
And 265,381 shares at Sep. 30, 2002) at cost                                                     (264,407)               (264,407)
                                                                                          ---------------         ---------------
TOTAL STOCKHOLDERS' DEFICIT                                                                   (23,307,490)            (13,369,640)
                                                                                          ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $    20,407,625              27,388,148
                                                                                          ===============         ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                          THREE MONTHS ENDED
                                                             DECEMBER 31
                                                     2002                    2001
                                                ---------------         ---------------

REVENUES                                        $     2,935,683         $     3,430,908
COST OF SALES                                         1,568,545               2,152,799
                                                ---------------         ---------------
GROSS PROFIT                                          1,367,138               1,278,109

EXPENSES:
Operating                                             1,402,089               1,558,294
Research and development                                292,558                 466,142
Selling, general and administrative                   1,370,229                 957,307
Other corporate expenses                              1,507,105                 368,434
Depreciation and amortization                           255,137                 227,954
Goodwill impairment                                   5,808,841                      --
                                                ---------------         ---------------
TOTAL EXPENSES                                       10,635,959               3,578,131
                                                ---------------         ---------------

OPERATING LOSS                                       (9,268,821)             (2,300,022)

Interest - net                                       (1,597,087)             (2,017,686)
Other non operating - net                                    --                   1,646
Equity in net income of affiliate                            --                 (24,306)
                                                ---------------         ---------------
NET LOSS BEFORE INCOME TAX                          (10,865,908)             (4,340,368)

Provision for federal income tax                             --                      --
                                                ---------------         ---------------
NET LOSS                                        $   (10,865,908)        $    (4,340,368)
                                                ===============         ===============

NET LOSS PER SHARE                              $         (0.28)        $         (0.14)
                                                ===============         ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT




                           Preferred Stock           Common Stock
                        -------------------------------------------      Additional   Deferred       Treasury Stock       Total
                        Shares             Shares            Paid In       Stock     Accumulated  -------------------- Stockholders'
                        Issued  Amount     Issued   Amount   Capital      Expense      Deficit     Shares     Amount      Deficit
                        ------- -------  ---------- ------- ------------ ---------- ------------- --------- ---------- -------------
BALANCE AT
  SEPTEMBER 30, 2002    532,500 $   533  38,901,657 $38,902 $ 40,813,008 $(143,981) $(53,813,695) (265,381) $(264,407) $(13,369,640)
  Issued for consulting
    services                                212,451     212      182,488                                                    182,700
  Issued for conversion
    of debt                                 324,000     324      242,676                                                    243,000
  Preferred Stock
    dividend accrual                                                                    (134,219)                          (134,219)
  Preferred Stock
    dividend paid out
    in Common Stock                         178,959     179      268,259                                                    268,438
  Debenture note
    interest paid out
    in Common Stock                         522,130     522      328,305                                                    328,827
  Amortization related
     to employee
    stock options                                                          39,312                                           39,312
  Net loss                                                                           (10,865,908)                       (10,865,908)
                        ------- ------- ----------- ------- ------------ ---------  ------------ ---------  ---------  ------------
BALANCE AT
  DECEMBER 31, 2002     532,500 $   533  40,139,197 $40,139 $ 41,834,736 $(104,669) $(64,813,822) (265,381) $(264,407) $(23,307,490)
                        ======= ======= =========== ======= ============ =========  ============ =========  =========  ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                              THREE MONTHS ENDED DEC. 31,
                                                                               2002                 2001
                                                                          --------------         --------------

CASH FLOW USED BY OPERATING ACTIVITIES

Net loss                                                                  $  (10,865,908)        $   (4,340,368)

Adjustments:

   Depreciation and amortization                                                 255,137                227,954

   Provision for doubtful accounts                                                    --                 87,577

   Equity in net income of affiliate                                                  --                 24,306

   Amortization of deferred stock expense                                         39,312                 84,673

   Loss on disposition of assets                                                  (8,404)                    --

   Stock issued for consulting services                                          182,700                     --

   Stock issued for interest expense                                             328,827                385,471

   Goodwill impairment                                                         5,808,841                     --

   Fusion Capital commitment fee write-off                                       800,000                     --

   Amortization of discount on notes                                             592,797                996,926

   Amortization of deferred financing costs                                      135,403                132,403

   Changes in operating assets and liabilities:

      (Increase) decrease in accounts and notes receivable                       445,077                678,546

      (Increase) decrease in inventories                                         (13,847)               184,563

      (Increase) decrease in prepaid and other current assets                     40,279               (112,922)

      (Increase) decrease in other assets                                          4,789                (17,148)

      Increase (decrease) in accounts payable                                    (36,229)               110,245

      Increase (decrease) in accrued expenses                                    849,080                872,705

      Increase (decrease) in other long term liabilities                         360,518                     --
                                                                          --------------         --------------
NET CASH USED BY OPERATING ACTIVITIES
                                                                              (1,081,628)              (685,069)

CASH FLOW USED BY INVESTING ACTIVITIES

Purchase of property, plant and equipment                                       (105,592)              (239,889)

Cost of patents                                                                  (20,000)                    --
                                                                          --------------         --------------
NET CASH USED BY INVESTING ACTIVITIES
                                                                                (125,592)              (239,889)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Principal payment on capital lease obligation                                    (32,144)               (46,367)

Proceeds from short-term borrowings                                            1,317,019                     --

Principal payment on short-term borrowings                                          (507)                (2,103)

Principal payment on long-term borrowings                                        (22,835)                    --

Deferred financing costs                                                         (20,500)              (293,448)

Proceeds from sale of common stock and exercise of options                            --              1,006,250
                                                                          --------------         --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                               1,241,033                664,332


NET INCREASE (DECREASE) IN CASH                                                   33,813               (260,626)

CASH AT BEGINNING OF PERIOD                                                      161,398                586,173
                                                                          --------------         --------------
CASH AT END OF PERIOD                                                     $      195,211         $      325,547
                                                                          ==============         ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                 $       13,810         $        4,242

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Deferred plant design costs                                                    83,358              1,338,556
   Deferred financing costs                                                      329,372                     --
   Capital lease obligations incurred for purchase of equipment                  (84,971)                38,650
   Conversion of debt and accrued interest to equity                             243,000                     --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)


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

         We have approximately $26.4 million in debt that becomes due on February 28, 2003 and currently do not have the ability to pay this debt or its other obligations as they come due. Unless we receive significant additional funding from outside sources, we have insufficient cash and cash flow to permit us to continue operating for much longer. As previously disclosed, we are continuing to work with creditors in an effort to extend or restructure the debt that matures on February 28, 2003. We are also working with these creditors and other outside sources to attempt to obtain the additional funding required for us to continue operating. At the same time, we are evaluating any other options that may be available to us, including filing for protection from creditors under the bankruptcy code.

         We have incurred net losses since we began to focus our attention on the research, development and commercialization of our ProTerra process in 1994. We incurred a net loss of $10.9 million and $4.3 million and had negative cash flows from operations of $1.1 million and $0.7 million for the three months ended December 31, 2002 and 2001, respectively. At December 31, 2002, our current liabilities exceeded our current assets by $40.7 million, our stockholders' deficit was $23.3 million, and we had an accumulated deficit of $64.8 million.

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

         We have not commercially offered for sale any of our reprocessed lubricating base oil products and will not do so until after we secure project financing and our planned Wellsville reprocessing facility is completed. We currently do not have a commitment for project financing and can give no assurance that a commitment can be obtained. Our ability to obtain project financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock and the prospects for our business. The necessary project financing may not be available to us or may be available only on terms that are not commercially feasible.

         The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance-testing period of an additional five months. We currently derive all of our revenue from the services provided by our used oil collection subsidiary, Probex Fluids Recovery, Inc. Through this subsidiary, we buy and sell used lubricating oil primarily in Kentucky, Ohio and certain portions of a select number of states in the southern and southeastern United States. We do not believe our revenue from the collection and sale of used lubricating oil will reflect the allocation of revenue we expect from our future lines of business.

         We anticipate approximately $6 million of additional capital will be required to sustain our operations through the end of fiscal year 2003 (excluding Wellsville and, if and to the extent implemented, the European joint venture, which is discussed below). In addition, approximately $130 million will be required to fund the construction and start up of our planned Wellsville facility, and, if and to the extent implemented, approximately $1.9 million will be required to meet our equity share of the costs of our European joint venture through start-up and construction of the French facility, which is discussed below. We are seeking funding for the construction of our planned Wellsville facility. We can give no assurance that we will be successful in securing project financing for this facility. In the event that we are unable to obtain funding of the $130 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.3 million and deferred offering costs of approximately $1.7 million, as of December 31, 2002, will be impaired and may be required to be expensed. Moreover, our option agreement to purchase the 22-acre site near Wellsville, where we plan to locate our planned facility, currently expires on February 28, 2003. If we have not exercised our option by that date and are unable to renew our option to purchase the Wellsville, Ohio site beyond February 28, 2003 and are forced to seek another location for the planned facility, we may be required to restart the process of obtaining appropriate permits for construction and use of the surrounding land. If we must locate another site for the planned facility, then our timeline for completing construction would also be lengthened and our costs may increase, which would have a material adverse effect on our future prospects. Although we have initiated discussions with the Port Authority of Columbiana County regarding an extension of the option agreement, there can be no assurance that we will succeed in our efforts to obtain the extension.

         On December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of Vivendi Environnement to build and operate used oil reprocessing facilities using our patented ProTerra technology. At the time we entered into the joint venture, we expected that the joint venture entity would build its first facility in France. We agreed to acquire a 15% ownership interest in the joint venture, and two subsidiaries of Vivendi Environnement would hold the remaining 85% ownership interest. The planned French facility will be designed to reprocess up to 120,000 metric tons (approximately 36 million gallons) of used oil each year. The first phase of the project involves the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. If the project proceeds on schedule, the first phase would be completed by end of the second quarter of 2005. The joint venture agreements require the planned French facility and any future facilities built by the joint venture to use our ProTerra process.

         The planned French facility is expected to cost the joint venture about $50 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. Of the remaining capital requirement, it is expected that the joint venture would finance at least $37.2 million from unaffiliated financial institutions, with the remainder coming from equity investments by our European co-venturers and us. We expected to fund our share of the equity through cash on hand and loans from third parties. The assets of the planned French facility would secure these loans and, if requested by the joint venture's lenders, we would be required to guaranty up to 15% of the joint venture's borrowings unless we elect to withdraw from the joint venture. Based on an estimated borrowing of $37.2 million, we would therefore be required to guaranty approximately $5.6 million of the amount borrowed. The joint venture agreements are denominated in Euros and have been translated into U.S. Dollars at a conversion rate of 1 to 1.

         As a result of several recent events affecting our financial condition, we do not have enough funds to meet our obligations under the joint venture agreements and currently do not anticipate that we will be able to meet our obligations under these agreements in the future. We currently intend to attempt to terminate or restructure the joint venture agreements although there can be no assurance that it will be successful in its efforts to do so. See Subsequent Events footnote for a discussion of significant recent events related to the European joint venture.

         We have substantial short-term and long-term debt obligations. For the three months ended December 31, 2002, our net interest expense was approximately $1.6 million and for the three months ended December 31, 2001, it was approximately $2 million. As of December 31, 2002, we had approximately $27.5 million of gross debt outstanding and as of September 30, 2002, we had approximately $26 million gross debt outstanding. As of

December 31, 2002, we had approximately $14.4 million of gross short-term debt that matures on the earlier of February 28, 2003, or the closing of any project financing we are able to secure for our planned Wellsville facility. Additionally, as a result of waivers of defaults under our 7% senior secured convertible notes extending the time in which we are required to secure commitments for project financing until February 28, 2003, we have reclassified the $12.0 outstanding balance of the notes from long-term debt to short-term debt. Our substantial debt obligations pose risks to our business and stockholders by:

         o  making it more difficult for us to satisfy our obligations;

         o requiring us to dedicate a substantial portion of our future cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

         o impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

         o making us more vulnerable to a downturn in our business, limiting our flexibility to plan for, or react to, changes in our business.

         We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. JPW Opportunity Fund, a noteholder who holds a note in the aggregate principal amount of $1,000,000, made a claim that an event of default occurred under its note as a result of our failure to make a semi-annual interest payment when due on December 31, 2003. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. This noteholder, however, has agreed to waive the default until February 28, 2003.

         In early December 2002, we received an unsolicited non-binding proposal to purchase our entire used lubricating oil business. However, in late December 2002, this proposal was withdrawn. In addition, as a result of several developments reported by us in press releases issued on January 31, 2003 and February 5, 2003, we believe that the carrying value of goodwill may have been impaired as of December 31, 2002. Accordingly, we performed an evaluation of the carrying value of goodwill at December 31, 2002 and determined that impairment to goodwill had occurred. As a result of this evaluation, we have recorded a $5.8 million impairment of goodwill that is classified as an operating item on the December 31, 2002 consolidated condensed statements of operations. For a further description of the impairment, see Goodwill below.

         The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 2003.

         As a result of our current cash flow situation, we have not had sufficient resources to engage our independent accountants to review this report, including the unaudited condensed consolidated financial statements it contains.

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

GOODWILL

         Goodwill represents the excess purchase price over the fair market value of the net assets acquired. The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. In early December 2002, we received an unsolicited non-binding proposal to purchase our entire used lubricating oil business. However, in late December 2002, this proposal was withdrawn. In addition, as a result of several developments reported by us in press releases issued on January 31, 2003 and February 5, 2003, we believe that the carrying value of goodwill may have been impaired as of December 31, 2002. These developments raise substantial doubts about our continued viability as a going concern. The press releases disclosed, among other things, the receipt of a notice of deficiency from the American Stock Exchange regarding our compliance with the minimum requirements required for us to maintain our listing on the exchange and the decision by Swiss Re Group not to provide a new commitment for a technology and market risk facility relating to our proposed Wellsville facility. For a description of these and other recent events affecting our financial condition, see the Subsequent Events Footnote.

         Following these developments, our used lubricating oil business has been adversely impacted. We have subsequently received non-binding unsolicited proposals from several parties, in each case to purchase only a portion of the used lubricating oil business. The combined value of these proposals is significantly less than the proposal received in December 2002 to purchase the entire business. In light of these factors taken as a whole, we believed that the carrying value of goodwill might have been impaired as of December 31, 2002. Accordingly, we performed an evaluation of the carrying value of goodwill at December 31, 2002 and determined that impairment to goodwill had occurred. As a result of this evaluation, we have recorded a $5.8 million impairment of goodwill that is classified as an operating item on the December 31, 2002 consolidated condensed statements of operations.

PATENTS

         Patents represent the direct costs associated with obtaining the patents and are being amortized on a straight-line basis over 17 years. Accumulated amortization of patents was $57,979 and $28,363 for December 31,2002 and 2001, respectively. Amortization expense was $10,053 and $6,496 for the three months ended December 31, 2002 and 2001, respectively.

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

DEFERRED OFFERING COSTS

         Deferred offering costs consist primarily of capitalized legal expenses, incurred in the ongoing effort to obtain project financing. We continually evaluate these costs and write-off all costs associated with plans that are not considered viable alternatives.

REVENUE RECOGNITION

         Revenue is recognized when title passes to the customer, typically upon delivery.

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense when incurred. Research and development expense was $292,558 and $466,142 for the three months ended December 31, 2002 and 2001, respectively. Based on the completion of our process demonstration facility and third party testing and verification of our process and trial samples produced, management believes that technical feasibility has been reached for our proprietary process

ENVIRONMENTAL MATTERS

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

         We have incurred net operating losses for federal income tax purposes and we are uncertain as to whether we will generate future taxable income during the carry forward period. Accordingly, we have made no provision for federal income taxes in the statements of operations and our net current and non-current deferred tax assets have been fully reserved at December 31, 2002 and September 30, 2002.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our long-term obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of the majority of our indebtedness, management believes that the fair value of notes payable approximates book value at December 31, 2002.

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

         The effect of stock options, warrants and other convertible securities that aggregated 48,608,977 and 28,489,657 shares as of December 31, 2002 and 2001, respectively, would be anti-dilutive due to our losses in 2002 and 2001 and, accordingly, are not included in the computation of diluted earnings per share for the respective periods.

         The following table summarizes the numerator and denominator elements of the basic EPS computations.


                                       THREE MONTH PERIOD ENDED DECEMBER 31,
                                           2002                   2001
                                      --------------         --------------
Loss                                  $   10,865,908         $    4,340,368
Preferred Dividends                          134,219                133,171
                                      --------------         --------------
Loss available to common                  11,000,127              4,473,539
                                      ==============         ==============
Shares (Denominator)                      39,302,317             31,466,263
                                      --------------         --------------
Loss Per Share                        $        (0.28)        $        (0.14)
                                      ==============         ==============

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

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of SFAS No. 144 as of October 1, 2001did not have a significant impact on our financial position and results of operations.

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

2.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following.

                                             DECEMBER 31, 2002         SEPTEMBER 30, 2002
                                            ------------------         ------------------

Land and land improvements................. $          161,190         $          161,190
Buildings and leasehold improvements.......            383,380                    368,183
Machinery and equipment....................          4,403,392                  4,449,873
Deferred facility design costs.............         11,315,259                 11,151,490
                                            ------------------         ------------------
                                                    16,263,221                 16,130,736
Accumulated depreciation...................         (2,571,505)                (2,346,730)
                                            ------------------         ------------------
                                            $       13,691,716         $       13,784,006
                                            ==================         ==================


         At December 31, 2002, property, plant and equipment included approximately $11.3 million of costs related to the pre-construction design of our first reprocessing facility. Certain vendors have agreed to defer payment until financing for the construction of the Wellsville facility is complete. At December 31, 2002, $5.7 million has been deferred and is included on the balance sheet as a liability under the caption deferred facility design costs. The facility is anticipated to be built in Wellsville, Ohio, and is expected to be placed into service during Fiscal 2004. Accordingly, these costs are not currently being depreciated. Though we believe our construction timetable is reasonable, the timing of the completion of the facility is dependent upon purchasing the land and our operations, cash flows, alternative uses of capital and alternative sources of financing among other market conditions.

         Depreciation expense was $245,084 and $221,458 for the three months ended December 31, 2002 and 2001, respectively.

3.  SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT


Our short-term debt consisted of the following:                                         DECEMBER 31, 2002      SEPTEMBER 30, 2002
                                                                                        ------------------     ------------------

$3,000,000 of notes payable, dated February 20, 2001, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized
  discount of $0 ...............................................................        $        3,000,000     $        3,000,000
$1,830,000 of notes payable, dated April to July 2001, bearing interest at 12% per annum due February 28, 2003, net of unamortized
  discount of $0 ...............................................................                 1,830,000              1,830,000
$3,000,000 of convertible notes payable, dated September 7, 2001, bearing interest at 12% per annum due February 28, 2003, net of
  unamortized discount of $0 ...................................................                 3,000,000              3,000,000
$500,000 note payable, dated September 13, 2001, bearing interest at
  12% per annum due February 28, 2003, net of unamortized discount of
  $0 ..........................................................................                    500,000                500,000
$3,000,000 note payable, dated March 29, 2002, bearing interest at
  12% per annum due February 28, 2003, net of unamortized discount of
  $177,978 ....................................................................                  2,822,022              2,555,049
$200,000 of notes payable, dated April 3, 2002, bearing interest at
  12% per annum due February 28, 2003, net of unamortized discount of
  $4,069 ......................................................................                    195,931                189,828
$2,840,510 of notes payable, dated July to December 2002, bearing interest at 12% per annum due February 28, 2003, net of unamortized
  discount of $213,148 .........................................................                 2,627,362                990,622
$50,000 of notes payable, dated September 16, 2002, bearing interest at 8% per annum due September 16, 2003, net of unamortized discount
  of $0 ........................................................................                    50,000                 50,000
7% Senior Secured Convertible Notes ............................................                11,957,400             12,200,400
$75,000 line of credit .........................................................                    31,929                 32,436
                                                                                        ------------------     ------------------
                                                                                        $       26,014,644     $       24,348,335
                                                                                        ==================     ==================


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

         o if securities other than Probex's common stock are issued and sold in in connection with the project financing, the price at which the securities issued and sold in connection with the project financing may be converted into Probex's common stock; or

         o if none of the securities of Probex issued and sold in connection with the project financing are Probex's common stock or securities convertible into Probex's common stock, the product of

         o the average closing price of Probex's common stock as reported by the American Stock Exchange for the twenty (20) trading days prior to the consummation of the Qualified Financing and 0.94.

As of December 31, 2003, the conversion price of these notes was $0.75 per share.

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

         In April 2002, we issued to two lenders promissory notes in the principal amount of $200,000 at an interest rate equal to 12% per annum. The proceeds of these loans were used for working capital purposes. As of December 31, 2002, in connection with these notes, we have incurred $84,007 of cumulative discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the primary term of the note and charged to interest expense. These notes mature on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. These notes are secured by a first priority security interest in all of Probex's intellectual property. Further, these notes are convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

         In July through December 2002, we issued to lenders promissory notes in the principal amount of $2,840,510 in conjunction with a $3,000,000 commitment at an interest rate equal to 12% per annum. The proceeds of these loans were used for working capital purposes. As of December 31, 2002, in connection with these notes, we have incurred $639,443 of cumulative discount on note costs related to warrants issued to the noteholders. These costs are being amortized over the primary term of the note and charged to interest expense. These notes mature on the earlier of February 28, 2003 or project financing aggregating at least $30 million to be used to construct our initial reprocessing facility. These notes are secured by a first priority security interest in all of Probex's intellectual property. Further, these notes are convertible into Probex common stock at the option of the holder as described in the paragraph describing the notes issued on February 20, 2001.

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

         At September 30, 2002, we had an uncommitted bank line of credit, which provides for unsecured borrowings for working capital of up to $75,000, of which $31,929 was outstanding. The interest rate at the close of business on December 31, 2002 was 5.75%.

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

         JPW Opportunity Fund, a noteholder who holds a note in the aggregate principal amount of $1,000,000, however, made a claim that an event of default occurred under its note as a result of our failure to make a semi-annual interest payment when due on December 31, 2003. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. This noteholder, however, has agreed to waive the default until February 28, 2003.

         On June 30, 2002, two of the 7% senior secured convertible notes totaling $299,600 aggregate principal amount were converted into the company's common stock.

         On November 1, 2002, two of the 7% senior secured convertible notes totaling $243,000 aggregate principal amount were converted into the company's common stock.

LONG-TERM DEBT

Our long-term debt consists of the following:


                               DECEMBER 31, 2002     SEPTEMBER 30, 2002
                               -----------------     ------------------

8% Acquisition note............ $    1,125,415         $    1,148,250
Less current portion...........       (444,791)              (467,626)
                                --------------         --------------
                                $      680,624         $      680,624
                                ==============         ==============


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

4.       STOCKHOLDERS' EQUITY

CAPITAL STRUCTURE

         We are authorized to issue up to 200,000,000 shares of our common stock, $0.001 par value per share, of which 40,139,197 shares were issued and outstanding at December 31, 2002.

         On February 1, 2000, we filed a Form 10-SB/A, pursuant to Section 12(b) of the Securities Exchange Act of 1934, which was subsequently declared effective by the Securities and Exchange Commission on February 2, 2000. On February 3, 2000, our common stock began trading on the American Stock Exchange under the symbol "PRB."

         We are also authorized to issue up to 10,000,000 shares of preferred stock, $0.001 par value per share, of which 550,000 shares are designated as Series A 10% Cumulative Convertible Preferred Stock, or Series A Preferred Stock. As of December 31, 2002, 532,500 shares of Series A Preferred Stock were issued and outstanding.

ISSUANCES OF PREFERRED STOCK

Series A 10% Cumulative Convertible Preferred Stock:

         On November 1, 2002, we issued 178,959 shares of our common stock at $1.50 per share to holders of Series A preferred stock in lieu of cash dividends for November 2002. The shares were issued at $1.50 per share (in the aggregate amount of $268,438), which is the price per share as required per the Series A Preferred Stock agreement.

ISSUANCES OF COMMON STOCK

         On November 18, 2002, we issued 22,727 shares of our common stock to a consultant as compensation for services rendered. The shares were issued at $0.55 per share (in the aggregate amount of $12,450), which is the price per share traded on the American Stock Exchange on the date of issuance. This was recorded as other corporate expenses for the quarter ended December 31, 2002 in the accompanying consolidated financial statements.

         On December 6, 2002, we issue 152,027 shares of our common stock to a consultant as compensation for services rendered. This was recorded as other corporate expenses for the quarter ended December 31, 2002 in the accompanying consolidated financial statements. The shares were issued at $0.74 per share (in the aggregate amount of $112,500), which is the price per share traded on the American Stock Exchange on the date of issuance.

         On December 10, 2002, we issue 20,973 shares of our common stock to a consultant as compensation for services rendered. This was recorded as other corporate expenses for the quarter ended December 31, 2002 in the accompanying consolidated financial statements. The shares were issued at $0.59 per share (in the aggregate amount of $12,374), which is the price per share traded on the American Stock Exchange on the date of issuance.

         On December 31, 2002, we issue 16,724 shares of our common stock to a consultant as compensation for services rendered. This was recorded as other corporate expenses for the quarter ended December 31, 2002 in the accompanying consolidated financial statements. The shares were issued at $0.74 per share (in the aggregate amount of $12,376), which is the price per share traded on the American Stock Exchange on the date of issuance.

         On December 31, 2002, we issued an aggregate of 203,267 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 for extensions of registration rights obligations of the Company to the end of the following calendar quarter. The shares were issued at $0.55 per share (in the aggregate amount of $112,000), which is the price per share traded on the American Stock Exchange on the date of issuance.

         In December 2002, we issued an aggregate of 318,863 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 as interest for the six-month period ended June 30, 2002. The shares were issued at $0.68 per share (in the aggregate amount of $216,827), which is the price per share traded on the American Stock Exchange on the date of issuance.


 COMMON STOCK ISSUED UPON CONVERSION OF CONVERTIBLE INSTRUMENTS:

         On November 1, 2002, two holders of PFR's 7% Senior Secured
Convertible Notes due November 2004 converted their notes into 324,000 shares of the Company's common stock. The shares were issued at $0.75 per share (in the aggregate amount of $243,000), which is the price per share as required per the 7% Senior Secured Convertible Note agreement.

WARRANTS TO PURCHASE OUR COMMON STOCK

         The following table summarizes activity related to warrants and contingent warrants as of December 31, 2002:

                                          NUMBER OF SHARES           AVERAGE PRICE              AVERAGE LIFE
                                         ------------------        ------------------        ------------------

Balance at September 30, 2002 ...                23,057,792        $           0.9032                      3.47
Granted .........................                   135,404                    1.2500                      4.86
Exercised .......................                         0                         0                         0
Expired / Canceled ..............                         0                         0                         0
                                         ------------------        ------------------        ------------------
Balance at December 31, 2002 ....                23,193,196        $             0.91                      3.73
                                         ==================        ==================        ==================


         The above warrants to purchase our common stock are exercisable at December 31, 2002, except for 500,000 shares acquirable pursuant to the exercise of warrants that are contingent upon the occurrence of certain future events, none of which have occurred.

OPTIONS

         In July 1999, we adopted the 1999 Omnibus Stock and Incentive Plan (the "1999 Plan") in order to grant stock options to purchase an aggregate of 2,750,000 shares thereunder. The compensation committee of our board of directors administers the plan. In July 2000, our shareholders adopted the 1999 Omnibus Stock and Incentive Plan, as amended and restated, primarily to increase the number of shares available under such plan from 2,750,000 to 5,750,000. In February 2001, our shareholders adopted an amendment to the 1999 Omnibus Stock and Incentive Plan, to increase the number of shares available under such plan from 5,750,000 to 8,750,000.

         The following table summarizes activity related to options:

                                          NUMBER OF SHARES          WEIGHTED AVERAGE
                                         ------------------        ------------------

Balance at September 30, 2002 ...                 6,163,848        $           1.5105
  Granted .......................                   185,000                    0.5935
  Exercised .....................                         0                    0.0000
  Forfeited .....................                         0                    0.0000
                                         ------------------        ------------------
Balance at December 31, 2002 ....                 6,348,848        $           1.4838
                                         ==================        ==================

         All options to purchase our common stock issued to employees during the three months ended December 31, 2002 were issued with exercise prices equal to or greater than fair market value on the date of issuance.

5.  COMMITMENTS AND CONTINGENCIES

         In June 1999, we secured and currently hold an option from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, to purchase a 22-acre site for our first domestic facility. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price. To date, we have paid $530,000 for this option to purchase and such payments will be credited towards the purchase price. Our option agreement to purchase the 22-acre site currently expires on February 28, 2003. Although we have initiated discussions with the Port Authority regarding an extension of the option agreement, there can be no assurance that we will succeed in our efforts to obtain the extension.

         From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See the section entitled Legal Proceedings.

6.  SUBSEQUENT EVENTS

         As previously disclosed, the company has been working with the Swiss Re Group to evaluate its willingness to issue a new commitment to provide a technology and market risk facility as part of the project financing. The purpose of the technology and market risk facility is to protect potential project lenders from certain risks associated with funding the construction and start-up process. Swiss Re has now informed us that it will not provide a technology and market risk facility. Without this or another comparable commitment, we believe that the probability of obtaining financing for our Wellsville, Ohio facility is reduced. We are continuing to work with potential sources of financing and credit support to obtain financing for the construction and start-up of the proposed Wellsville, Ohio reprocessing facility. Further, as previously disclosed in a press release, we have $26.4 million of debt becoming due on February 28, 2003. We do not anticipate that a funding commitment will be obtained prior to the date the debt becomes due. We are working with creditors to attempt to extend the due date or restructure our debt. Unless we receive significant additional funding from outside sources, we have insufficient cash and cash flow to permit us to continue operating for much longer. If we are unsuccessful in these efforts, we will consider any other options available to us, including filing for protection from creditors under the bankruptcy code.

         The American Stock Exchange has informed us that a review of our most recent Annual Report of Form 10-KSB indicates that we do not meet certain of the exchange's continued listing standards. For us to retain our listing on the American Stock Exchange, we, at a minimum, must file a plan by March 5, 2003, that demonstrates to the exchange that we will return to compliance with the exchange's listing standards within an 18-month period. In light of our current circumstances, are continuing to evaluate whether we will seek to retain our listing on the American Stock Exchange by submitting a proposed compliance plan to the exchange by March 5, 2003. There can be no assurance that we will be able to retain its listing on the American Stock Exchange at this time regardless of whether we submit a plan.

         We reported in our most recent Annual Report of Form 10-KSB that on December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of a European company to build and operate used oil-reprocessing facilities using our patented ProTerra technology in Europe. Our joint venture partners, SARP, S.A. and SARP Industries, S.A., are subsidiaries of Vivendi Environnement. The first phase of the project would require the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The planned French facility is expected to cost the joint venture about $50 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. In addition, we anticipate that approximately $1.9 million would be required to fund our equity share of the project through start-up and construction. As a result of several recent events affecting our financial condition, we do not have enough funds to meet our obligations under the joint venture agreements and currently do not anticipate that we will be able to meet our obligations under these agreements in the future. We currently intend to attempt to terminate or restructure the joint venture agreements although there can be no assurance that it will be successful in its efforts to do so.

         In addition, as previously reported, we had two registration statements under review at the Securities and Exchange Commission. On November 26, 2002 we filed the first registration statement with the Securities and Exchange Commission for a proposed public offering by Fusion Capital Fund II, LLC, of up to 16,923,077 shares of Probex common stock which were to be sold to Fusion Capital Fund II, LLC, under the terms of a previously announced common stock purchase agreement. In light of several recent developments affecting our financial condition, we believed it highly unlikely that we would be able to satisfy the conditions required for Fusion Capital's funding obligation to commence. A second registration statement was filed with the SEC on January 3, 2003 to register for resale 51,077,885 shares of common stock held by investors with registration rights that were triggered by the filing of the Fusion Capital registration statement. On February 6, 2003, we received a letter from Fusion Capital formally terminating its common stock purchase agreement with us.

         On February 7, 2003, Nicholas Hollingshad submitted his resignation as a director. Mr. Hollingshad's letter of resignation did not state that he was resigning as a result of a disagreement with us on any matter relating to our operations, policies, or practices. The vacancy created by Mr. Hollingshad's resignation has not been filled and no decision has been made about when the vacancy will be filled.

         On February 4, 2003, Wilmington Trust notified us that it was resigning as collateral agent under the Intercreditor and Collateral Agency Agreement as a result of our failure to pay its fees on a timely basis. The resignation is effective sixty days after the notice of resignation is given upon the appointment of a successor trustee.

         Bruce Hall, our Senior Vice President, Chief Financial Officer and Secretary, has a promissory note in the amount of $100,000 payable to us that became due on December 31, 2002. The note bears interest at 4% per annum and is secured by all of Mr. Hall's options and warrants to purchase our common stock. The Black-Scholes value of the collateral at December 31, 2002 was approximately $29,000, which is substantially less than the amount owing. In addition, because the options and warrants, though collateral for the loan, cannot be sold by us to obtain their Black-Scholes value and because, our stock has dropped significantly in price since December 31, 2002, we are uncertain how to value the collateral. We have made demand on Mr. Hall for repayment of the note. He has indicated that his current financial circumstances do not permit him to pay the debt in full at this time, and, in support of this statement, he has presented our Audit Committee with a personal financial statement. The Audit Committee will make a recommendation to the Board of Directors based on the committee's review of this information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         You should read the following discussion of our financial condition and results of operations together with the consolidated financial statements and notes to the financial statements included elsewhere in this Form 10-KSB. This discussion contains forward-looking statements that involve risks and uncertainties. The forward looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward looking statements due to a number of factors, including those discussed in the sections of this Form 10-KSB entitled "Risk Factors" and "Special Note Regarding Forward Looking Statements."

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

         To date, we have produced trial amounts of our products using the ProTerra process in our process demonstration facility, formerly located in Carrollton, Texas. We expect to begin construction of our first full-scale reprocessing facility in the United States near Wellsville, Ohio once financing for the project is obtained. Commencement of operations at this facility is targeted for approximately 17 months after project financing is completed, with an anticipated start-up and performance-testing period of an additional five months. In the longer term, we foresee additional domestic facilities along the gulf coast and the west coast and in the northeast and southeast

HISTORY OF OPERATING LOSSES

         We have incurred net losses since we began to focus our attention on the research, development and commercialization of our ProTerra process in 1994. We incurred a net loss of $10.9 million and $4.3 million and had negative cash flows from operations of $1.1 million and $0.7 million for the three months ended December 31, 2002 and 2001, respectively. At December 31, 2002, our current liabilities exceeded our current assets by $40.7 million, our stockholders' deficit was $23.3 million, and we had an accumulated deficit of $64.8 million.

  Our existence and plans for commercializing our ProTerra technology are dependent upon our ability to obtain the necessary capital, primarily through the issuance of additional debt and equity.

         The independent auditors' reports to our financial statements for the year ended September 30, 2002 and September 30, 2001, included an emphasis paragraph, in addition to their audit opinion, stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

         We have funded our operations and research and development projects during the three months ended December 31, 2002 and in fiscal year 2002 in part by selling equity and incurring indebtedness. During the three months ended December 31, 2002, we raised $1.3 million of proceeds from short-term debt. During the three months ended December 31, 2001, we raised $1.0 million from the sale of common stock, net of offering costs. In addition, we made principal payments of approximately $23,000 and $2,103 on existing debt during the three-month period ended December 31, 2002 and 2001, respectively.

RECENT DEVELOPMENTS

         See Footnote 6 on Subsequent Events in the accompanying unaudited condensed consolidated financial statements for a discussion of recent developments.

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

GOING CONCERN

         The independent auditors' reports to our financial statements for the year ended September 30, 2002 and September 30, 2001, included an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

IMPAIRMENT OF LONG-TERM ASSETS

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. We had approximately $11.3 million of capitalized deferred facility design costs at December 31, 2002. The remaining costs will be expensed if we are unable to obtain project financing for our first reprocessing facility.

DEFERRED OFFERING COSTS

         Our deferred offering costs consist primarily of capitalized legal expenses, incurred in the ongoing effort to obtain project financing. We continually evaluate the capitalized costs and write off all costs associated with financing plans that are not considered viable alternatives. As of December 31, 2002, we had deferred offering costs of $1.7 million in connection with obtaining project financing for the construction of our planned Wellsville facility. The capitalized costs associated with the debt financing plans will begin to be amortized into interest expense using the effective interest method upon obtaining debt financing. The capitalized costs associated with equity financing will be written against the amount of equity received as a cost of obtaining equity. These costs will be expensed if we are unable to successfully obtain project financing for our first reprocessing facility.

GOODWILL

         Goodwill represents the excess purchase price over the fair market value of the net assets acquired. The Company adopted Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. In early December 2002, we received an unsolicited non-binding proposal to purchase our entire used lubricating oil business. However, in late December 2002, this proposal was withdrawn. In addition, as a result of several developments reported by us in press releases issued on January 31, 2003 and February 5, 2003, we believe that the carrying value of goodwill may have been impaired as of December 31, 2002. These developments raise substantial doubts about our continued viability as a going concern. The press releases disclosed, among other things, the receipt of a notice of deficiency from the American Stock Exchange regarding our compliance with the minimum requirements required for us to maintain our listing on the exchange and the decision by Swiss Re Group not to provide a new commitment for a technology and market risk facility relating to our proposed Wellsville facility. For a description of these and other recent events affecting our financial condition, see the Subsequent Events Footnote.

         Following these developments, our used lubricating oil business has been adversely impacted. We have subsequently received non-binding unsolicited proposals from several parties, in each case to purchase only a portion of the used lubricating oil business. The combined value of these proposals is significantly less than the proposal received in December 2002 to purchase the entire business. In light of these factors taken as a whole, we believed that the carrying value of goodwill might have been impaired as of December 31, 2002. Accordingly, we performed an evaluation of the carrying value of goodwill at December 31, 2002 and determined that impairment to goodwill had occurred. As a result of this evaluation, we have recorded a $5.8 million impairment of goodwill that is classified as an operating item on the December 31, 2002 consolidated condensed statements of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                               2002                    2001
                                                          --------------         --------------

        Revenue ..................................        $    2,935,683         $    3,430,908
        Cost of sales ............................             1,568,545              2,152,799
                                                          --------------         --------------
        Gross Profit .............................             1,367,138              1,278,109

        Expenses:
        Operating expense ........................             1,402,089              1,558,294
        Research and development .................               292,558                466,142
        Selling, general and administrative ......             1,370,229                957,307
        Other corporate expenses .................             1,507,105                368,434
        Depreciation and amortization ............               255,137                227,954
        Goodwill impairment ......................             5,808,841                     --
                                                          --------------         --------------

        Operating Loss ...........................            (9,268,821)            (2,300,022)

        Interest - net ...........................            (1,597,087)            (2,017,686)
           Other and equity in net income of
           affiliate - net .......................                    --                 22,660

        Net Loss .................................        $  (10,865,908)        $   (4,340,368)
                                                          ==============         ==============

        Net Loss Per Share .......................        $        (0.28)        $        (0.14)
                                                          ==============         ==============

         Revenue:

         Operating revenue decreased $0.5 million, or 14.4%, to $2.9 million for 2002 from $3.4 million for 2001. The decrease was primarily due to a 22% decline in sales volumes offset by an 8% increase in sales prices. Sales volumes decreased because of the loss of gallons from a large account in the Northeast due to intense competition. Sales prices were up primarily due to an increase of approximately $0.21 per gallon in the 6-oil burner fuel market, which was driven by higher crude prices of approximately $8.07 per barrel or $0.19 per gallon.

         Cost of Sales:

         Cost of sales decreased $0.6 million, or 27.1%, to $1.6 million for 2002 from $2.2 million for 2001. The decrease was primarily the result of a decrease in sales volume as described above under revenues. An increase in the cost of sales in the amount of $0.02 per gallon was realized due to the increase in market oil prices.

         Expenses:

         Operating Expense. Operating expense decreased $0.2 million, or 8.7%, to $1.4 million for 2002 from $1.6 million for 2001. The decrease was primarily the result of cost reductions implemented throughout our used lubricating oil collection infrastructure.

         Research and Development. Research and development expense decreased $0.2 million, or 37.2%, to $0.3 million for 2002 from $0.5 million for 2001. The decrease is due primarily to reductions in personnel and other costs associated with our Dallas area administrative office.

         Selling, General and Administration. Selling, general and administration expense increased $0.4 million, or 43.1%, to $1.4 million for 2002 from $1.0 million for 2001. The increase is primarily due to legal and accounting fees related to the completion of our Forms SB-2 and 10-KSB.

         Other Corporate Expenses. Other corporate expenses increased $1.1 million, or 275%, to $1.5 million for 2002 from $0.4 million for 2001. The increase resulted primarily from a break-up fee paid to Swiss Re Group in the amount of approximately $0.4 million as the result of the expiration on October 18, 2002 of their technology and market risk facility commitment and the write-off of a $0.8 million commitment fee paid in stock to Fusion Capital as a result of the termination of their common stock purchase agreement. The increase was partially offset by a reduction in deferred stock compensation expense resulting from the amortization of employee stock options.

         Depreciation and Amortization. Depreciation and amortization expense increased $6,874, or 3.0% to $234,828 for 2002 from $227,954 for 2001. As a result of our adopting SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, we had no goodwill amortization for both 2002 and 2001. The increase in depreciation and amortization is due to our increase in fixed assets.

         Goodwill Impairment. Goodwill impairment increased $5,808,841, to $5,808,841 for 2002 from $0 for 2001. As a result of recent events adversely impacting our financial condition and our used lubricating oil business, we recorded an impairment of goodwill at December 31, 2002. See the discussion in the section entitled Critical Accounting Policies.

         Non-Operating:

         Interest - Net. Interest expense, net of interest income, decreased $0.4 million, or 20.8%, to $1.6 million for 2002 from $2.0 million for 2001. The decrease was primarily due to a smaller amount of stock being issued during 2002 to obtain financing. In accordance with Emerging Issues Task Force Issue Number 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recorded non-cash interest charges of $1.1 million related to corporate financing activities for 2002 compared to $1.7 million related to corporate financing activities for 2001.

         Other and Equity in Net Income of Affiliate - Net. Other and equity in net income of affiliate - net, decreased an aggregate of 22,660, or 100%, to $0 for 2002 from $22,660 for 2001. The decrease was primarily from a reduction for equity in undistributed earnings for our 50% investment in our affiliate, Specialty Environment Services, estimated to be $0 for 2002.

         Provision for Federal Income Tax:

         Income Taxes. There was no federal income tax expense for 2002 and 2001 due to a net loss in each period.

ANALYSIS OF CASH FLOWS

         Cash and cash equivalents were $0.2 million at December 31, 2002 as compared to $0.2 million at September 30, 2002, and working capital deficit was $40.7 million at December 31, 2002 as compared to $37.2 million at September 30, 2002. The increase in working capital deficit is due to an increase in short-term debt for borrowings required to fund our operations.

         Operating Activities. Cash used in operating activities was $1.1 million for the three months ended December 31, 2002 and $0.7 million for the three months ended December 31, 2001. The increase resulted primarily from a $0.2 million increase of inventories and a $0.2 million decrease in accounts payable and accrued expenses.

         Investing Activities. Cash used in investing activities was $0.1 million for the three months ended December 31, 2002 and $0.2 million for the three months ended December 31, 2001. The decrease resulted primarily from a decrease of $0.1 million in costs related to the development and pre-construction design of our planned Wellsville facility.

         Financing Activities. Cash from financing activities was $1.2 million for the three months ended December 31, 2002 and $0.7 million for the three months ended December 31, 2001. The increase resulted primarily from a $1.3 million increase in proceeds from short-term borrowings, a $0.2 million increase in deferred financing costs and offset by a $1.0 million decrease from proceeds for the sale of common stock.

         Our principal uses of cash to date have been for operating activities, including research and development and interest payments on debt. We have funded our operations and research and development projects during the three months ended December 31, 2002 and 2001 primarily by selling equity and incurring indebtedness. During the three months ended December 31, 2002, we raised $1.3 million from the issuance of short-term debt. During the three months ended December 31, 2001, we raised $1.0 million from the sale of common stock, net of offering costs, and exercise of stock options. In addition, we made principal payments of approximately $23,342 and $2,103 on existing debt during the three months ended December 31, 2001 and 2001, respectively.

SHORT-TERM AND LONG-TERM DEBT

         We are highly leveraged. At December 31, 2002, our current liabilities exceeded current assets by $40.7 million, and our stockholders' deficit was $16.7 million. The following table is a summary of our short-term and long-term debt as of December 31, 2002:

                                                                                BALANCE AT
                                                                             DECEMBER 31, 2002
                                                                            -------------------
Short-Term Debt:
  Convertible Notes due 2003:
   $3,000,000 notes, dated February 20, 2001, bearing interest
     at 12% per annum ..............................................        $        3,000,000
   $1,830,000 notes, dated April to July 2001, bearing interest
     at 12% per annum ..............................................                 1,830,000
   $3,000,000 convertible notes, dated September 7, 2001,
     bearing interest at 12% per annum .............................                 3,000,000
   $500,000 notes, dated September 13, 2001, bearing interest at
     12% per annum .................................................                   500,000
   $3,000,000 note, dated March 29, 2002, bearing interest at
     12% per annum .................................................                 2,822,022
   $200,000 notes, dated April 3, 2002, bearing interest at 12%
     per annum .....................................................                   195,931
   $2,840,510 convertible notes, dated July to September 2002,
     bearing interest at 12% per annum .............................                 2,627,362
   $50,000 convertible notes, dated September 16, 2002, bearing
     interest at 8% per annum ......................................                    50,000
   7% senior secured convertible notes .............................                11,957,400
   $75,000 line of credit ..........................................                    31,929
                                                                            ------------------
        Total Short-Term Debt ......................................        $       26,014,644

Long-Term Debt:
   8% acquisition note .............................................        $        1,125,415
   Less current portion ............................................                  (444,791)
                                                                            ------------------

   Total Long-Term Debt ............................................        $          680,624
                                                                            ------------------

        Total Debt .................................................        $       26,695,268
                                                                            ==================


         Convertible Notes due 2003. In February, April, May, June, July and September 2001 and March, April and July 2002, we issued to lenders promissory notes in the aggregate principal amount of $8.53 million. As of December 31, 2002, the outstanding principal balance under these notes was approximately $8.35 million. The notes, as amended to date, bear interest at 12% per annum and mature on the earlier to occur of February 28, 2003 or the closing of project financing in an amount of at least $30.0 million for the construction of our planned Wellsville facility. These notes are secured by substantially all of our assets including our intellectual property. These notes, as amended, are convertible into our common stock, in whole or in part based on the original principal balance of the notes plus accrued interest, at the option of the holder at a conversion price equal to the following:

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

The conversion price of the notes at December 31, 2002 was $0.75 per share.

         Convertible Notes, dated September 7, 2001, due 2003. In September 2001, we issued to lenders convertible promissory notes in the aggregate principal amount of $3.0 million. As of December 31, 2002, the outstanding principal balance under these notes was approximately $3.0 million. The notes bear interest at 12% per annum and mature on the earlier to occur of February 28, 2003 or the closing of project financing in an amount of at least $30.0 million for the construction of our planned Wellsville facility. If we consummate an equity financing aggregating at least $35.0 million for construction of our planned Wellsville facility prior to maturity of these notes, $1.5 million of the notes will automatically convert into the securities issued in connection with the Wellsville project financing at a conversion rate equal to the purchase price paid by the investors for such securities. The remaining $1.5 million of the promissory notes will become due and payable upon closing of the project financing. These notes are secured by a third priority security interest in substantially all of our assets.

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

         Unsecured Line of Credit. We assumed an unsecured bank line of credit in connection with our acquisition of Petroleum Products, which provides for unsecured borrowings for working capital of up to $75,000. At December 31, 2002, we had approximately $32,000 outstanding under the line of credit. Borrowings under this line of credit bear interest at a fixed rate of 6.25% per annum.

         Loan Agreement. In July 2002, we entered into a loan agreement providing for commitments of up to $3.0 million, payable by the lenders to us in six equal monthly installments. Of the $3.0 million total commitment, $1.5 million was a firm commitment not subject to funding conditions. As of September 30, 2002, we had received the full $1.5 million of the firm commitment portion under this loan agreement. The lenders' obligation to fund the remaining $1.5 million of the commitment was conditioned upon our securing project financing by October 1, 2002. Because we did not obtain the project financing, the lenders are not obligated to fund any of the $1.5 million conditional commitment. Nevertheless, we negotiated with the lenders and received approximately $1.34 million of the $1.5 million conditional commitment from the lenders. The outstanding notes, having a total aggregate principal balance of $2.84 million, bear interest at 12% per annum and mature on February 28, 2003. The notes are convertible into our common stock, in whole or in part, based upon the outstanding principal balance of the notes plus accrued interest, at the option of the holder when we secure the Wellsville financing. The notes are convertible at a conversion price equal to the price per share of any shares delivered to lenders in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of the planned Wellsville facility.

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

         7% Senior Secured Convertible Notes due 2004. On November 29, 2000, we completed a private placement of 7% senior secured convertible notes in an aggregate principal amount of $12.5 million. These notes bear interest payable in cash or our common stock semi-annually, with the principal amount due on November 28, 2004. Probex Fluids Recovery is the issuer of the notes that are secured by the assets of Probex Fluids Recovery and are guaranteed by us. The notes are convertible into our common stock. Initially, the conversion price of these notes was $1.40 per share. However, as consideration for the waiver of the event of default discussed below, we agreed to reduce the conversion price to the lowest price per share that we issue shares of our common stock after February 15, 2002 or at which any other securities issued after that date are then convertible into common stock. Upon consummation of project financing for our planned Wellsville facility, no further reductions in the conversion price pursuant to the preceding sentence will occur. As of December 31, 2002, the conversion price of these notes was $0.75 per share. As of December 31, 2002, 7% senior secured convertible notes with an aggregate principal balance of approximately $543,000 had been converted into our common stock.

         In October 2001, as a result of not securing commitments for project financing by September 30, 2001, an event of default occurred under the note purchase agreement governing these notes. In accordance with the note purchase agreement, we believe that we cured this event of default by obtaining from the required note holders approval of our plan for obtaining project financing for our planned Wellsville facility. In addition, we entered into a first amendment and waiver and consent to the notes to amend the conversion price of the notes as discussed above and waive any defaults caused by our inability to secure commitments for project financing, provided that we secure commitments for project financing on or prior to June 30, 2002. We have received a subsequent waiver of this event of default until February 28, 2003 from the required note holders. We are seeking to obtain project financing for our planned Wellsville facility by no later than February 28, 2003. We can give no assurance that we will be successful in securing project financing for this facility. As a result of the short-term nature of these waivers and the uncertainty of our ability to secure project financing, we reclassified the $12.0 million outstanding balance of the 7% senior secured convertible notes from long-term debt to short-term debt.

         JPW Opportunity Fund, a noteholder who holds a note in the aggregate principal amount of $1,000,000, however, made a claim that an event of default occurred under its note as a result of our failure to make a semi-annual interest payment when due on December 31, 2003. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. This noteholder, however, has agreed to waive the default until February 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         LONG TERM FINANCING

         Project Financing of Planned Wellsville Facility. We will require funding of approximately $130 million to finance construction of our planned Wellsville facility. Of this amount, approximately $120 million is for project costs, including insurance, development, construction and financing costs. The remaining $10.0 million swill be utilized for working capital during the estimated 22-month construction and start-up period. To obtain this funding, we are actively pursuing several alternative financing structures, including the issuance of additional debt and equity securities and a leveraged lease transaction. In the event that we are unable to obtain funding of the $130 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.3 million and deferred offering costs of approximately $1.7 million will be impaired and may be required to be expensed.

         As previously disclosed, the company has been working with the Swiss Re Group to evaluate its willingness to issue a new commitment to provide a technology and market risk facility as part of the project financing. The purpose of the technology and market risk facility is to protect potential project lenders from certain risks associated with funding the construction and start-up process. Swiss Re has now informed us that it will not provide a technology and market risk facility. Without this or another comparable commitment, we believe that the probability of obtaining financing for our Wellsville, Ohio facility is reduced. We are continuing to work with potential sources of financing and credit support to obtain financing for the construction and start-up of the proposed Wellsville, Ohio reprocessing facility. Further, as previously disclosed in a press release, we have $26.4 million of debt becoming due on February 28, 2003. We do not anticipate that a funding commitment will be obtained prior to the date the debt becomes due. We are working with creditors to attempt to extend the due date or restructure our debt. Unless we receive significant additional funding from outside sources, we have insufficient cash and cash flow to permit us to continue operating for much longer. If we are unsuccessful in these efforts, we will consider any other options available to us, including filing for protection from creditors under the bankruptcy code.

         Joint Venture with Vivendi Environnement. On December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of Vivendi Environnement to build and operate used oil reprocessing facilities using our patented ProTerra technology. At the time we entered into the joint venture, we expected that the joint venture entity would build its first facility in France. We agreed to acquire a 15% ownership interest in the joint venture, and two subsidiaries of Vivendi Environnement would hold the remaining 85% ownership interest. The planned French facility will be designed to reprocess up to 120,000 metric tons (approximately 36 million gallons) of used oil each year. The first phase of the project involves the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. If the project proceeds on schedule, the first phase would be completed by end of the second quarter of 2005. The joint venture agreements require the planned French facility and any future facilities built by the joint venture to use our ProTerra process.

         The planned French facility is expected to cost the joint venture about $50 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. Of the remaining capital requirement, it is expected that the joint venture would finance at least $37.2 million from unaffiliated financial institutions, with the remainder coming from equity investments by our European co-venturers and us. We expected to fund our share of the equity through cash on hand and loans from third parties. The assets of the planned French facility would secure these loans and, if requested by the joint venture's lenders, we would be required to guaranty up to 15% of the joint venture's borrowings unless we elect to withdraw from the joint venture. Based on an estimated borrowing of $37.2 million, we would therefore be required to guaranty approximately $5.6 million of the amount borrowed. The joint venture agreements are denominated in Euros and have been translated into U.S. Dollars at a conversion rate of 1 to 1. See Subsequent Events footnote for a discussion of significant recent events related to the European joint venture.

         The Company anticipates that approximately $1.9 million will be required to fund its equity share of the project through start-up and construction. As a result of several recent developments affecting our financial condition, we do not have enough funds to meet our obligations under the joint venture agreements and currently do not anticipate that we will be able to meet our obligations under these agreements in the future. We currently intend to attempt to terminate or restructure the joint venture agreements although there can be no assurance that we will be successful in our efforts to do so. See Subsequent Events footnote in the accompanying consolidated condensed financial statements for a discussion of significant recent events related to the European joint venture.

         SHORT-TERM FINANCING

         Unless we receive additional funding from outside sources, the Company has insufficient cash and cash flow to permit it to continue operating for much longer. We are working with several groups to provide such funding but we cannot assure you that such proceeds, if any, can be secured or will be sufficient to meet our projected cash flow needs. If the company is unsuccessful in these efforts, it will consider any other options available to it, including filing for protection from creditors under the bankruptcy code.

         We anticipate that approximately $6 million of additional capital will be required to sustain operations through the end of fiscal year 2003. We have not been generating sufficient cash from operations to fund our operating activities. Of the $130 million of project financing for the Wellsville, Ohio facility that the Company is seeking to obtain, approximately $10 million would be utilized for working capital during the estimated 22-month construction and start period.

         Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders, the agreement of our creditors to extend the debt that becomes due on February 28, 2003, The necessary additional financing may not be available to us or may be available only on terms that are not commercially acceptable.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table highlights, as of December 31, 2002, our contractual obligations and commitments by type and period:

                                                                              PAYMENTS DUE BY PERIOD
                                                                 ---------------------------------------------
                                                                 LESS THAN 1
CONTRACTUAL OBLIGATIONS                          TOTAL              YEAR             1-3 YEARS       4-5 YEARS     AFTER 5 YEARS
-----------------------                       -----------        -----------        -----------     -----------    -------------

Short-Term Debt(1) ...................        $26,014,644        $26,014,644        $        --              --              --
Long-Term Debt .......................          1,125,415            444,791            680,624              --              --
Capital Lease Obligations ............             82,177             80,649              1,528              --              --
Deferred Facility Design Costs(2) ....          9,548,826          9,548,826                 --                              --
                                              -----------        -----------        -----------     -----------     -----------
Total(3) .............................        $36,771,062        $36,088,910        $   682,152              --              --
                                              ===========        ===========        ===========

---------------
(1) Includes $14,420,510 of bridge loans that mature on the earlier of February 28, 2003 or consummation of project financing aggregating at least $30,000,000 for the construction of our planned Wellsville facility. Includes $31,929 outstanding under our line of credit. This number excludes interest accruing on this short-term debt. Includes $11,957,400 aggregate principal outstanding under the 7% senior secured convertible notes issued by Probex Fluids Recovery.

(2) We have agreed to pay these costs upon completion of project financing for the construction of our planned Wellsville facility.

(3)      Excludes unamortized discount of notes payable.

         As of December 31, 2002, our other commercial commitments are as follows:

                                   TOTAL                               AMOUNT OF COMMITMENT EXPIRATION PERIOD
    OTHER COMMERCIAL              AMOUNTS           -----------------------------------------------------------------------------
      COMMITMENTS                 COMMITTED         LESS THAN 1 YEAR        1-3 YEARS            4-5 YEARS          AFTER 5 YEARS
    ----------------            -------------       ----------------      -------------        -------------        -------------
Guaranties(1) ..........        $  11,957,400        $  11,957,400                   --                   --                   --
Addison, Texas lease ...        $     532,260        $     106,452        $     212,904        $     150,804                   --
Shreveport, Louisiana
    warehouse ..........        $     972,000        $      97,200        $     194,400        $     194,400        $     291,600

---------------

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

         We adopted SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Application of the non-amortization provisions of these Statements resulted in an increase in net income of $422,550 ($0.01 per share) per year. As a result of several developments reported by us in press releases issued on January 31, 2003 and February 5, 2003, we believe that the carrying value of goodwill might have been impaired as of December 31, 2002. These developments raise substantial doubts about our continued viability as a going concern. The press releases disclosed, among other things, the receipt of a notice of deficiency from the American Stock Exchange regarding our compliance with the minimum requirements required for us to maintain our listing on the exchange and the decision by Swiss Re Group not to provide a new commitment for a technology and market risk facility relating to our proposed Wellsville facility. In early December 2002, we received an unsolicited non-binding proposal to purchase our entire used lubricating oil business. However, in late December 2002, this proposal was withdrawn.

         Following these developments, our used lubricating oil business has been adversely impacted. We have subsequently received non-binding unsolicited proposals from several parties, in each case to purchase only a portion of the used lubricating oil business. The combined value of these proposals is significantly less than the proposal received in December 2002 to purchase the entire business. In light of these factors taken as a whole, we believed that the carrying value of goodwill may have been impaired as of December 31, 2002. Accordingly, we performed an evaluation of the carrying value of goodwill at December 31, 2002 and determined that impairment to goodwill had occurred. As a result of this evaluation, we have recorded a $5.8 million impairment of goodwill that is classified as an operating item on the December 31, 2002 consolidated condensed statements of operations.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

         From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

         McClain Group Leasing, Inc. sued our subsidiary, Probex Fluids Recovery, Inc., and us on August 14, 2002, in the 162nd state district court in Dallas County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of McClain and alleges that we breached the terms of certain lease agreements concerning the rental of industrial equipment. On January 28, 2003, we entered into a settlement agreement with McClain in resolution of this matter. As part of the settlement, each party released all claims it had against the other party, contingent upon fulfillment of the terms of the settlement agreement, including, but not limited to the payment by Probex to McClain of $28,074 in three equal installments due January 28, 2003, February 20, 2003 and March 20, 2003. The first installment payment was delivered to McClain on January 28, 2003. On January 31, 2003, the district court signed an order based on a joint motion of the parties, dismissing each party's claims against the others and removing the case from the docket.

         A subsidiary of Probex Fluids Recovery, Inc., our used lubricating oil subsidiary is currently involved in a dispute with Mocar Oil in connection with Mocar Oil's alleged breach of the Transportation Services Agreement, dated October 1, 1997, by and between Mocar Oil and our subsidiary. At the current time, no litigation or arbitration has been filed regarding this dispute and we are working with Mocar Oil to reach an agreement without resorting to litigation.

         Global Emerging Markets, a placement agent, has asserted a claim against us for fees due in the amount of $1.4 million in cash and warrants to purchase 20,000,000 shares of common stock, for providing alleged brokerage services in connection with a transaction with Fusion Capital Fund II, LLC. We believe these claims are without merit. At the current time, no litigation or arbitration has been filed regarding the claim. We cannot predict whether any proceedings will be filed and the outcome of any such proceedings.

ITEM 2. CHANGES IN SECURITIES.

During the three months ended December 31, 2002, we issued the securities listed below:

In November, we:

         Issued 22,727 shares of our common stock as consideration for services rendered in connection with the placement of convertible notes. The shares were issued at $0.55 per share (in the aggregate amount of $12,450), which is the price per share traded on the American Stock Exchange on the date of issuance.

         Issued 57,333 shares of our common stock upon conversion of a 7% senior secured convertible note at a conversion price of $0.75 per shares. The holder tendered a note in the principal amount of $43,000.

         Issued 266,667 shares of our common stock upon conversion of a 7% senior secured convertible note at a conversion price of $0.75 per share. The holder tendered a note in the principal amount of $200,000.I

In December, we:

         Issued 152,027 shares of our common stock to a consultant as compensation for services rendered. The shares were issued at $0.74 per share (in the aggregate amount of $112,500), which is the price per share traded on the American Stock Exchange on the date of issuance.

         Issued 20,973 shares of our common stock to a consultant as compensation for services rendered. The shares were issued at $0.59 per share (in the aggregate amount of $12,374), which is the price per share traded on the American Stock Exchange on the date of issuance.

         Issued 16,724 shares of our common stock to a consultant as compensation for services rendered. The shares were issued at $0.74 per share (in the aggregate amount of $12,376), which is the price per share traded on the American Stock Exchange on the date of issuance.

         Issued an aggregate of 203,267 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 for extensions of registration rights obligations of the Company to the end of the following calendar quarter. The shares were issued at $0.55 per share (in the aggregate amount of $112,000), which is the price per share traded on the American Stock Exchange on the date of issuance.

         Issued an aggregate of 318,863 shares of our common stock to holders of PFR's 7% Senior Secured Convertible Notes due November 2004 as interest for the six-month period ended June 30, 2002. The shares were issued at $0.68 per share (in the aggregate amount of $216,827), which is the price per share traded on the American Stock Exchange on the date of issuance.

---------------------------------

1) Securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act as transactions not constituting a public offering of securities.


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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         In October 2001, as a result of not securing commitments for project financing by September 30, 2001, an event of default occurred under the note purchase agreement governing these notes. In accordance with the note purchase agreement, we believe that we cured this event of default by obtaining from the required note holders approval of our plan for obtaining project financing for our planned Wellsville facility. In addition, we entered into a first amendment and waiver and consent to the notes to amend the conversion price of the notes as discussed above and waive any defaults caused by our inability to secure commitments for project financing, provided that we secure commitments for project financing on or prior to June 30, 2002. We have received a subsequent waiver of this event of default until February 28, 2003 from the required note holders. We are seeking to obtain project financing for our planned Wellsville facility by no later than February 28, 2003. We can give no assurance that we will be successful in securing project financing for this facility. As a result of the short-term nature of these waivers and the uncertainty of our ability to secure project financing, we reclassified the $12 million outstanding balance of the 7% senior secured convertible notes from long-term debt to short-term debt.

         JPW Opportunity Fund, a noteholder who holds a note in the aggregate principal amount of $1,000,000, however, made a claim that an event of default occurred under its note as a result of our failure to make a semi-annual interest payment when due on December 31, 2003. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. This noteholder, however, has agreed to waive the default until February 28, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Shareholders held on December 17, 2002, our shareholders (i) elected Ron W. Haddock and Thomas G. Murray to serve as Class I directors until the Annual Meeting of Shareholders to be held in 2005, (ii) ratified the selection of the independent auditors for fiscal year 2003, and
(iii) approved and amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares.

The table below shows the results of the shareholders' voting:

                                                VOTES IN            VOTES                           BROKER NON-
                                                 FAVOR             AGAINST         ABSTENTIONS         VOTES
                                              -----------        ----------       -------------     ------------
Election of Class I Directors:
   Ron W. Haddock                             22,416,758          1,516,374
   Thomas G. Murray                           21,967,758          1,965,374                             None.

Ratification of independent auditors          23,864,560             52,150           16,422            None.

Approve the amendment to the Certificate of                                                             None.
Incorporation                                 21,899,028          1,926,682          107,422


ITEM 5. OTHER INFORMATION.


         As previously disclosed, the company has been working with the Swiss Re Group to evaluate its willingness to issue a new commitment to provide a technology and market risk facility as part of the project financing. The purpose of the technology and market risk facility is to protect potential project lenders from certain risks associated with funding the construction and start-up process. Swiss Re has now informed us that it will not provide a technology and market risk facility. Without this or another comparable commitment, we believe that the probability of obtaining financing for our Wellsville, Ohio facility is reduced. We are continuing to work with potential sources of financing and credit support to obtain financing for the construction and start-up of the proposed Wellsville, Ohio reprocessing facility. Further, as previously disclosed in a press release, we have $26.4 million of debt becoming due on February 28, 2003. We do not anticipate that a funding commitment will be obtained prior to the date the debt becomes due. We are working with creditors to attempt to extend the due date or restructure our debt. Unless we receive significant additional funding from outside sources, we have insufficient cash and cash flow to permit us to continue operating for much longer. If we are unsuccessful in these efforts, we will consider any other options available to us, including filing for protection from creditors under the bankruptcy code.

         The American Stock Exchange has informed us that a review of our most recent Annual Report of Form 10-KSB indicates that we do not meet certain of the exchange's continued listing standards. For us to retain our listing on the American Stock Exchange, we, at a minimum, must file a plan by March 5, 2003, that demonstrates to the exchange that we will return to compliance with the exchange's listing standards within an 18-month period. In light of our current circumstances, are continuing to evaluate whether we will seek to retain our listing on the American Stock Exchange by submitting a proposed compliance plan to the exchange by March 5, 2003. There can be no assurance that we will be able to retain its listing on the American Stock Exchange at this time regardless of whether we submit a plan.

         We reported in our most recent Annual Report of Form 10-KSB that on December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of a European company to build and operate used oil-reprocessing facilities using our patented ProTerra technology in Europe. Our joint venture partners, SARP, S.A. and SARP Industries, S.A., are subsidiaries of Vivendi Environnement. The first phase of the project would require the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The planned French facility is expected to cost the joint venture about $50 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. In addition, we anticipate that approximately $1.9 million would be required to fund our equity share of the project through start-up and construction. As a result of several recent events affecting our financial condition, we do not have enough funds to meet our obligations under the joint venture agreements and currently do not anticipate that we will be able to meet our obligations under these agreements in the future. We currently intend to attempt to terminate or restructure the joint venture agreements although there can be no assurance that it will be successful in its efforts to do so.

         In addition, as previously reported, we had two registration statements under review at the Securities and Exchange Commission. On November 26, 2002 we filed the first registration statement with the Securities and Exchange Commission for a proposed public offering by Fusion Capital Fund II, LLC, of up to 16,923,077 shares of Probex common stock which were to be sold to Fusion Capital Fund II, LLC, under the terms of a previously announced common stock purchase agreement. In light of several recent developments affecting our financial condition, we believed it highly unlikely that we would be able to satisfy the conditions required for Fusion Capital's funding obligation to commence. A second registration statement was filed with the SEC on January 3, 2003 to register for resale 51,077,885 shares of common stock held by investors with registration rights that were triggered by the filing of the Fusion Capital registration statement. On February 6, 2003, we received a letter from Fusion Capital formally terminating its common stock purchase agreement with us.

         On February 7, 2003, Nicholas Hollingshad submitted his resignation as a director. Mr. Hollingshad's letter of resignation did not state that he was resigning as a result of a disagreement with us on any matter relating to our operations, policies, or practices. The vacancy created by Mr. Hollingshad's resignation has not been filled and no decision has been made about when the vacancy will be filled.

         On February 4, 2003, Wilmington Trust notified us that it was resigning as collateral agent under the Intercreditor and Collateral Agency Agreement as a result of our failure to pay its fees on a timely basis. The resignation is effective sixty days after the notice of resignation is given upon the appointment of a successor trustee.

         Bruce Hall, our Senior Vice President, Chief Financial Officer and Secretary, has a promissory note in the amount of $100,000 payable to us that became due on December 31, 2002. The note bears interest at 4% per annum and is secured by all of Mr. Hall's options and warrants to purchase our common stock. The Black-Scholes value of the collateral at December 31, 2002 was approximately $29,000, which is substantially less than the amount owing. In addition, because the options and warrants, though collateral for the loan, cannot be sold by us to obtain their Black-Scholes value and because, our stock has dropped significantly in price since December 31, 2002, we are uncertain how to value the collateral. We have made demand on Mr. Hall for repayment of the note. He has indicated that his current financial circumstances do not permit him to pay the debt in full at this time, and, in support of this statement, he has presented our Audit Committee with a personal financial statement. The Audit Committee will make a recommendation to the Board of Directors based on the committee's review of this information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.5 Form of Amended Certificate of Incorporation of Registrant filed on December 26, 2002

         10.32 Agreement for Engineering, Procurement and Construction Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002

         10.44    Form of Technology License Agreement dated December 6, 2002.

         10.45    Form of Shareholders Agreement dated December 6, 2002.

         10.49 Form of Financial Advisory Fee Agreement by and among the Registrant and Phillip D. Pierce, dated as of December 30, 2002.

         99.3 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.4 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PROBEX CORP.



Date:  February 19, 2003            By: /s/ Charles M. Rampacek
                                        ---------------------------------------
                                        Charles M. Rampacek
                                        President and Chief Executive Officer
                                        (principal executive officer)

Date:  February 19, 2003            By: /s/ Bruce A. Hall.
                                        ---------------------------------------
                                        Bruce A. Hall
                                        Senior Vice President and Chief
                                         Financial Officer
                                        (principal financial officer)

Date:  February 19, 2003            By: /s/ John N. Brobjorg
                                        ---------------------------------------
                                        John N. Brobjorg
                                        Vice President and Corporate Controller
                                        (principal accounting officer)

Date:  February 19, 2003            By: /s/ Roger D. Arnold
                                        ---------------------------------------
                                        Roger D. Arnold
                                        Senior Vice President and General
                                         Counsel
                                        (principal legal officer)

                                 CERTIFICATIONS

I, Charles M. Rampacek, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Probex Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 19, 2003

By:      /s/ Charles M. Rampacek
         ---------------------------------------
         Charles M. Rampacek
         Chairman of the Board, Chief Executive
         Officer, President, and Director

                                 CERTIFICATIONS


I, Bruce A. Hall, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Probex Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 19, 2003

By:      /s/ Bruce A. Hall
         -------------------------------
         Bruce A. Hall
         Senior Vice President
         and Chief Financial Officer

                                  EXHIBIT INDEX



        EXHIBIT
        NUMBER    DESCRIPTION
        -------   -----------

         3.5 Form of Amended Certificate of Incorporation of Registrant filed on December 26, 2002

         10.32    Agreement for Engineering, Procurement and Construction
                  Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002

         10.44    Form of Technology License Agreement dated December 6, 2002.

         10.45    Form of Shareholders Agreement dated December 6, 2002.

         10.49    Form of Financial Advisory Fee Agreement by and among the
                  Registrant and Phillip D. Pierce, dated as of December 30,
                  2002.

         99.3     Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

         99.4     Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.