Form 10QSB/A
period 2002-12-31
PROBEX CORP
filed 2003-03-12
CIK 845880

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB
                                (Amendment No. 1)

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2002

                          Commission File No. 001-15567

                                  PROBEX CORP.



            Delaware                                      33-0294243
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


                15510 Wright Brothers Drive, Addison, Texas 75001
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)




              As of January 31, 2003, there were 40,139,197 shares
            of common stock of the registrant issued and outstanding.



           Transitional Small Business Disclosure Format (check one):
                               Yes        No   XX
                                   ------    ------

                                  PROBEX CORP.
                                DECEMBER 31, 2002
                                      INDEX




                                                                         Page No.
                                                                         --------
PART I FINANCIAL INFORMATION

        Item 1. Financial Statements - unaudited...............................3

        Item 2. Management's Discussion and Analysis or Plan of Operation.....24

        Item 3. Controls and Procedures.......................................34

PART II OTHER INFORMATION

        Item 1. Legal Proceedings.............................................35

        Item 2. Changes in Securities.........................................35

        Item 3. Defaults Upon Senior Securities...............................36

        Item 4. Submission of Matters to a Vote of Security Holders...........37

        Item 5. Other Information.............................................37

        Item 6. Exhibits and Reports on Form 8-K..............................39


SIGNATURES....................................................................40

CERTIFICATIONS................................................................41

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  PROBEX CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     DECEMBER 31,   SEPTEMBER 30,
                                                                                         2002           2002
                                                                                    ------------    ------------

ASSETS
Cash and cash equivalents                                                           $    195,211    $    161,398
Accounts receivable                                                                    1,472,438       1,962,515
Inventories                                                                              177,870         164,023
Prepaid and other current assets                                                         450,216         490,495
                                                                                    ------------    ------------
TOTAL CURRENT ASSETS                                                                   2,295,735       2,778,431

Property, plant and equipment - net                                                   13,691,716      13,784,006
Goodwill - net                                                                                --       5,808,841
Patents - net                                                                            641,177         616,697
Investments in affiliate - at equity                                                     727,226         727,226
Deferred debt offering costs - net                                                     1,014,086       1,149,489
Deferred offering costs                                                                1,667,724       1,348,708
Other assets                                                                             369,961       1,174,750
                                                                                    ------------    ------------
TOTAL ASSETS                                                                        $ 20,407,625    $ 27,388,148
                                                                                    ============    ============

LIABILITIES
Accounts payable                                                                    $  2,361,234    $  2,397,746
Accrued expenses                                                                       4,582,819       3,867,958
Deferred plant design costs                                                            9,548,826       8,796,207
Current maturities of capital lease obligations                                           80,649         115,774
Short-term debt - net of note discount                                                26,014,644      24,348,335
Current maturities of long-term debt                                                     444,791         467,626
                                                                                    ------------    ------------
TOTAL CURRENT LIABILITIES                                                             43,032,963      39,993,646

Capital lease obligations, long-term                                                       1,528          83,518
Long-term debt                                                                           680,624         680,624
                                                                                    ------------    ------------
TOTAL LIABILITIES                                                                     43,715,115      40,757,788

COMMITMENTS AND CONTINGENCIES                                                                 --              --

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 authorized:
Series A 10% cumulative convertible preferred stock, 550,000 shares authorized:
Issued - 532,500 at Dec. 31, 2002 and at Sep. 30, 2002                                       533             533
Common stock, $0.001 par value, 200,000,000 shares authorized:
Issued - 40,139,197 at Dec. 31, 2002 and 38,901,657 at Sep. 30, 2002                      40,139          38,902
Additional paid in capital                                                            41,834,736      40,813,008
Deferred stock compensation expense                                                     (104,669)       (143,981)
Accumulated deficit                                                                  (64,813,822)    (53,813,695)
Less:  treasury stock  (common:  265,381 shares at Dec. 31, 2002
And 265,381 shares at Sep. 30, 2002) at cost                                            (264,407)       (264,407)
                                                                                    ------------    ------------
TOTAL STOCKHOLDERS' DEFICIT                                                          (23,307,490)    (13,369,640)
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $ 20,407,625    $ 27,388,148
                                                                                    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      DECEMBER 31
                                                2002              2001
                                           --------------    --------------

REVENUES                                   $    2,935,683    $    3,430,908
COST OF SALES                                   1,568,545         2,152,799
                                           --------------    --------------
GROSS PROFIT                                    1,367,138         1,278,109

EXPENSES:
Operating                                       1,402,089         1,558,294
Research and development                          292,558           466,142
Selling, general and administrative             1,370,229           957,307
Other corporate expenses                        1,507,105           368,434
Depreciation and amortization                     255,137           227,954
Goodwill impairment                             5,808,841                --
                                           --------------    --------------
TOTAL EXPENSES                                 10,635,959         3,578,131
                                           --------------    --------------

OPERATING LOSS                                 (9,268,821)       (2,300,022)

Interest - net                                 (1,597,087)       (2,017,686)
Other non operating - net                              --             1,646
Equity in net income of affiliate                      --           (24,306)
                                           --------------    --------------
NET LOSS BEFORE INCOME TAX                    (10,865,908)       (4,340,368)

Provision for federal income tax                       --                --
                                           --------------    --------------
NET LOSS                                   $  (10,865,908)   $   (4,340,368)
                                           ==============    ==============

NET LOSS PER SHARE                         $        (0.28)   $        (0.14)
                                           ==============    ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                             Preferred Stock                Common Stock
                                       ---------------------------   ---------------------------    Additional      Deferred
                                          Shares                        Shares                        Paid In         Stock
                                          Issued         Amount         Issued         Amount         Capital        Expense
                                       ------------   ------------   ------------   ------------   ------------   ------------

BALANCE AT SEPTEMBER 30, 2002               532,500   $        533     38,901,657   $     38,902   $ 40,813,008   $   (143,981)
   Issued for consulting services                                         212,451            212        182,488
   Issued for conversion of debt                                          324,000            324        242,676
   Preferred Stock dividend accrual
   Preferred Stock dividend paid out
     in Common Stock                                                      178,959            179        268,259
   Debenture note interest paid out
     in Common Stock                                                      522,130            522        328,305
   Amortization related to employee
     stock options                                                                                                      39,312
   Net loss
                                       ------------   ------------   ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2002                532,500   $        533     40,139,197   $     40,139   $ 41,834,736   $   (104,669)
                                       ============   ============   ============   ============   ============   ============


                                                              Treasury Stock              Total
                                        Accumulated    ----------------------------   Stockholders'
                                         Deficit         Shares          Amount          Deficit
                                       ------------    ------------    ------------   -------------

BALANCE AT SEPTEMBER 30, 2002          $(53,813,695)       (265,381)   $   (264,407)   $(13,369,640)
   Issued for consulting services                                                           182,700
   Issued for conversion of debt                                                            243,000
   Preferred Stock dividend accrual        (134,219)                                       (134,219)
   Preferred Stock dividend paid out
     in Common Stock                                                                        268,438
   Debenture note interest paid out
     in Common Stock                                                                        328,827
   Amortization related to employee
     stock options                                                                           39,312
   Net loss                             (10,865,908)                                    (10,865,908)
                                       ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002           $(64,813,822)       (265,381)   $   (264,407)   $(23,307,490)
                                       ============    ============    ============    ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED DEC. 31,
                                                                 2002            2001
                                                             ------------    ------------

CASH FLOW USED BY OPERATING ACTIVITIES
Net loss                                                     $(10,865,908)   $ (4,340,368)
Adjustments:
   Depreciation and amortization                                  255,137         227,954
   Provision for doubtful accounts                                     --          87,577
   Equity in net income of affiliate                                   --          24,306
   Amortization of deferred stock expense                          39,312          84,673
   Loss on disposition of assets                                   (8,404)             --
   Stock issued for consulting services                           182,700              --
   Stock issued for interest expense                              328,827         385,471
   Goodwill impairment                                          5,808,841              --
   Fusion Capital commitment fee write-off                        800,000              --
   Amortization of discount on notes                              592,797         996,926
   Amortization of deferred financing costs                       135,403         132,403
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts and notes receivable          445,077         678,546
    (Increase) decrease in inventories                            (13,847)        184,563
    (Increase) decrease in prepaid and other current assets        40,279        (112,922)
    (Increase) decrease in other assets                             4,789         (17,148)
    Increase (decrease) in accounts payable                       (36,229)        110,245
    Increase (decrease) in accrued expenses                       849,080         872,705
    Increase (decrease) in other long term liabilities            360,518              --
                                                             ------------    ------------
NET CASH USED BY OPERATING ACTIVITIES                          (1,081,628)       (685,069)

CASH FLOW USED BY INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (105,592)       (239,889)
Cost of patents                                                   (20,000)             --
                                                             ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                            (125,592)       (239,889)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Principal payment on capital lease obligation                     (32,144)        (46,367)
Proceeds from short-term borrowings                             1,317,019              --
Principal payment on short-term borrowings                           (507)         (2,103)
Principal payment on long-term borrowings                         (22,835)             --
Deferred financing costs                                          (20,500)       (293,448)
Proceeds from sale of common stock and exercise of options             --       1,006,250
                                                             ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,241,033         664,332

NET INCREASE (DECREASE) IN CASH                                    33,813        (260,626)
CASH AT BEGINNING OF PERIOD                                       161,398         586,173
                                                             ------------    ------------
CASH AT END OF PERIOD                                        $    195,211    $    325,547
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                    $     13,810    $      4,242

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Deferred plant design costs                                     83,358       1,338,556
   Deferred financing costs                                       329,372              --
   Capital lease obligations incurred for purchase of
     equipment                                                    (84,971)         38,650
   Conversion of debt and accrued interest to equity              243,000              --

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                  PROBEX CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

..
Unless the context otherwise requires, "Probex," the "Company," "we," "our," "us" and similar expressions refer to Probex Corp. and its consolidated subsidiaries.

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         SEE FOOTNOTE 6 FOR A DISCUSSION OF SIGNIFICANT RECENT EVENTS AFFECTING OUR BUSINESS AND FINANCIAL CONDITION.

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

         We anticipate approximately $6 million of additional capital will be required to sustain our operations through the end of fiscal year 2003 (excluding Wellsville and, if and to the extent implemented, the European joint venture, which is discussed below). In addition, approximately $130 million will be required to fund the construction and start up of our planned Wellsville facility, and, if and to the extent implemented, approximately $1.9 million will be required to meet our equity share of the costs of our European joint venture through start-up and construction of the French facility, which is discussed below. We are seeking funding for the construction of our planned Wellsville facility. We can give no assurance that we will be successful in securing project financing for this facility. In the event that we are unable to obtain funding of the $130 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.3 million and deferred offering costs of approximately $1.7 million, as of December 31, 2002, will be impaired and may be required to be expensed. Moreover, our option agreement to purchase the 22-acre site near Wellsville, where we plan to locate our planned facility, currently expires on February 28, 2003. If we have not exercised our option by that date and are unable to renew our option to purchase the Wellsville, Ohio site beyond February 28, 2003 and are forced to seek another location for the planned facility, we may be required to restart the process of obtaining appropriate permits for construction and use of the surrounding land. If we must locate another site for the planned facility, then our timeline for completing construction would also be lengthened and our costs may increase, which would have a material adverse effect on our future prospects. Although we have initiated discussions with the Port Authority of Columbiana County regarding an extension of the option agreement, there can be no assurance that we will succeed in our efforts to obtain the extension. See Subsequent Events footnote for a discussion of recent events related to the Wellsville option agreement.

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

         We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. JPW Opportunity Fund, a noteholder who holds a note in the aggregate principal amount of $1,000,000, made a claim that an event of default occurred under its note as a result of our failure to make a semi-annual interest payment when due on December 31, 2002. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. This noteholder, however, has agreed to waive the default until February 28, 2003.

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

RESEARCH AND DEVELOPMENT

         Research and development costs are charged to expense when incurred. Research and development expense was $292,558 and $466,142 for the three months ended December 31, 2002 and 2001, respectively. Based on the completion of our process demonstration facility and third party testing and verification of our process and trial samples produced, management believes that technical feasibility has been reached for our proprietary process.

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

         The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                     THREE MONTH PERIOD ENDED DECEMBER 31,

                                              2002            2001

Loss                                     $ 10,865,908    $  4,340,368

Preferred Dividends                           134,219         133,171
                                         ------------    ------------

Loss available to common                   11,000,127       4,473,539
                                         ============    ============

Shares (Denominator)                       39,302,317      31,466,263
                                         ------------    ------------

Loss Per Share                           $      (0.28)   $      (0.14)
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

2.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consisted of the following.

                                            DECEMBER 31, 2002  SEPTEMBER 30, 2002
                                            -----------------  ------------------

Land and land improvements ..............    $       161,190    $       161,190

Buildings and leasehold improvements ....            383,380            368,183

Machinery and equipment .................          4,403,392          4,449,873

Deferred facility design costs ..........         11,315,259         11,151,490
                                             ---------------    ---------------

                                                  16,263,221         16,130,736

Accumulated depreciation ................         (2,571,505)        (2,346,730)
                                             ---------------    ---------------

                                             $    13,691,716    $    13,784,006
                                             ===============    ===============


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

3.       SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

Our short-term debt consisted of the following:                                DECEMBER 31, 2002  SEPTEMBER 30, 2002
                                                                               -----------------  ------------------

$3,000,000 of notes payable, dated February 20, 2001, bearing interest at 12% per annum due February 28, 2003, net of
  unamortized discount of $0 ...............................................    $     3,000,000   $     3,000,000

$1,830,000 of notes payable, dated April to July 2001, bearing interest at 12% per annum due February 28, 2003, net of unamortized
  discount of $0 ...........................................................          1,830,000         1,830,000

$3,000,000 of convertible notes payable, dated September 7, 2001, bearing interest at 12% per annum due February 28, 2003, net of
  unamortized discount of $0 ...............................................          3,000,000         3,000,000

$500,000 note payable, dated September 13, 2001, bearing interest at
  12% per annum due February 28, 2003, net of unamortized discount of
  $0 .......................................................................            500,000           500,000

$3,000,000 note payable, dated March 29, 2002, bearing interest at
  12% per annum due February 28, 2003, net of unamortized discount of
  $177,978 .................................................................          2,822,022         2,555,049

$200,000 of notes payable, dated April 3, 2002, bearing interest at
  12% per annum due February 28, 2003, net of unamortized discount of
  $4,069 ...................................................................            195,931           189,828

$2,840,510 of notes payable, dated July to December 2002, bearing interest at 12% per annum due February 28, 2003, net of unamortized
  discount of $213,148 .....................................................          2,627,362           990,622

$50,000 of notes payable, dated September 16, 2002, bearing interest at 8% per annum due September 16, 2003, net of unamortized discount
  of $0 ....................................................................             50,000            50,000

7% Senior Secured Convertible Notes ........................................         11,957,400        12,200,400

$75,000 line of credit .....................................................             31,929            32,436
                                                                                ---------------   ---------------
                                                                                $    26,014,644   $    24,348,335
                                                                                ===============   ===============

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

         JPW Opportunity Fund, a noteholder who holds a note in the aggregate principal amount of $1,000,000, however, made a claim that an event of default occurred under its note as a result of our failure to make a semi-annual interest payment when due on December 31, 2002. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. This noteholder, however, has agreed to waive the default until February 28, 2003.

         On June 30, 2002, two of the 7% senior secured convertible notes totaling $299,600 aggregate principal amount were converted into the company's common stock.

         On November 1, 2002, two of the 7% senior secured convertible notes totaling $243,000 aggregate principal amount were converted into the company's common stock.

LONG-TERM DEBT

Our long-term debt consists of the following:

                           DECEMBER 31, 2002    SEPTEMBER 30, 2002
                           -----------------    -----------------

8% Acquisition note .....  $       1,125,415    $       1,148,250

Less current portion ....           (444,791)            (467,626)
                           -----------------    -----------------
                           $         680,624    $         680,624
                           =================    =================


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

WARRANTS TO PURCHASE OUR COMMON STOCK

         The following table summarizes activity related to warrants and contingent warrants as of December 31, 2002:

                                  NUMBER OF SHARES   AVERAGE PRICE  AVERAGE LIFE
                                  ----------------   -------------  ------------

Balance at September 30, 2002 ...       23,057,792   $      0.9032          3.47

Granted .........................          135,404          1.2500          4.86

Exercised .......................                0               0             0

Expired / Canceled ..............                0               0             0
                                   ---------------   -------------  ------------
Balance at December 31, 2002 ....       23,193,196   $        0.91          3.73
                                   ===============   =============  ============

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

         The following table summarizes activity related to options:

                                    NUMBER OF SHARES  WEIGHTED AVERAGE
                                    ----------------  ----------------

Balance at September 30, 2002 ....         6,163,848   $        1.5105
  Granted ........................           185,000            0.5935
  Exercised ......................                 0            0.0000
  Forfeited ......................                 0            0.0000
                                     ---------------   ---------------
Balance at December 31, 2002 .....         6,348,848   $        1.4838
                                     ===============   ===============


         All options to purchase our common stock issued to employees during the three months ended December 31, 2002 were is sued with exercise prices equal to or greater than fair market value on the date of issuance.

5. COMMITMENTS AND CONTINGENCIES

         In June 1999, we secured and currently hold an option from The Port Authority of Columbiana County (the "Port Authority") in Wellsville, Ohio, to purchase a 22-acre site for our first domestic facility. Should we exercise the option to purchase the land, an interim lease agreement would be in effect until the seller certifies in writing that the highway interchange is complete. Rental payments under the interim lease will be $20,000 per month and payments in total will be credited against the purchase price. To date, we have paid $530,000 for this option to purchase and such payments will be credited towards the purchase price. Our option agreement to purchase the 22-acre site currently expires on February 28, 2003. Although we have initiated discussions with the Port Authority regarding an extension of the option agreement, there can be no assurance that we will succeed in our efforts to obtain the extension. See Subsequent Events footnote for a discussion of recent events related to the Wellsville option agreement.

         From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. See the section entitled Legal Proceedings.

6. SUBSEQUENT EVENTS

         On February 28, 2003, we had $26.4 million of secured debt come due. Because we were unable to repay the debt when due, it is now in default, which means that our secured creditors can, among other things, seek to foreclose on the assets securing the debt. All of our assets, including our ownership of the patented ProTerra process and the stock and assets of our used oil collection subsidiary serve as collateral for the debt. Accordingly, we have asked our secured creditors to extend the due date of the debt until March 31, 2003, to give us additional time to secure the interim financing necessary to fund our operations as we continue to pursue project financing for our proposed Wellsville reprocessing facility. In addition, we have met with several of our largest secured and unsecured creditors and equity holders to explore the possibility of restructuring our current debt and equity structure. Thus far we have received extensions or forbearances from creditors representing only approximately

$11.5 million or 43.6% of the $26.4 million of debt that is now in default. If we are unsuccessful in our efforts to extend or restructure the debt and do not receive significant additional funding from third parties in the near future, we will not be able to continue operating for much longer. As a result, we are currently considering all of the options available to us, including filing for protection from creditors under the bankruptcy code.

         The American Stock Exchange has informed us that a review of our most recent Annual Report of Form 10-KSB indicates that we do not meet certain of the exchange's continued listing standards. For us to retain our listing on the American Stock Exchange, we, at a minimum, must file a plan by March 12, 2003, that demonstrates to the exchange that we will return to compliance with the exchange's listing standards within an 18-month period. In light of our current circumstances, we are continuing to evaluate whether we will seek to retain our listing on the American Stock Exchange by submitting a proposed compliance plan to the exchange by March 12, 2003. There can be no assurance that we will be able to retain its listing on the American Stock Exchange at this time regardless of whether we submit a plan.

         We reported in our most recent Annual Report of Form 10-KSB that on December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of a European company to build and operate used oil-reprocessing facilities using our patented ProTerra technology in Europe. Our joint venture partners, SARP, S.A. and SARP Industries, S.A., are subsidiaries of Vivendi Environnement. The first phase of the project would require the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The planned French facility is expected to cost the joint venture about $50 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. In addition, we anticipate that approximately $1.9 million would be required to fund our equity share of the project through start-up and construction. As a result of several recent events affecting our financial condition, we do not have enough funds to meet our obligations under the joint venture agreements and currently do not anticipate that we will be able to meet our obligations under these agreements in the future. We are currently attempting to terminate or restructure the joint venture agreements although there can be no assurance that we will be successful in our efforts to do so.

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

         On February 26, 2003, the Columbiana County Port Authority informed us that it had approved an extension of the lease purchase agreement covering the 22-acre site of the proposed Wellsville facility until May 31, 2003. The extension agreement has been executed by both parties.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

                                          THREE MONTHS ENDED DECEMBER 31,
                                          -------------------------------
                                                 2002            2001
                                            ------------    ------------

Revenue .................................   $  2,935,683    $  3,430,908
Cost of sales ...........................      1,568,545       2,152,799
                                            ------------    ------------
Gross Profit ............................      1,367,138       1,278,109

Expenses:
Operating expense .......................      1,402,089       1,558,294
Research and development ................        292,558         466,142
Selling, general and administrative .....      1,370,229         957,307
Other corporate expenses ................      1,507,105         368,434
Depreciation and amortization ...........        255,137         227,954
Goodwill impairment .....................      5,808,841              --
                                            ------------    ------------

Operating Loss ..........................     (9,268,821)     (2,300,022)

Interest - net ..........................     (1,597,087)     (2,017,686)
Other and equity in net income of
affiliate - net .........................             --          22,660
                                            ------------    ------------

Net Loss ................................   $(10,865,908)   $ (4,340,368)
                                            ============    ============

Net Loss Per Share ......................   $      (0.28)   $      (0.14)
                                            ============    ============


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

SHORT-TERM AND LONG-TERM DEBT

         We are highly leveraged. At December 31, 2002, our current liabilities exceeded current assets by $41.7 million, and our stockholders' deficit was $23.3 million. The following table is a summary of our short-term and long-term debt as of December 31, 2002:

                                                                      BALANCE AT
                                                                   DECEMBER 31, 2002
                                                                   -----------------
Short-Term Debt:
  Convertible Notes due 2003:
   $3,000,000 notes, dated February 20, 2001, bearing interest
     at 12% per annum .............................................   $  3,000,000
   $1,830,000 notes, dated April to July 2001, bearing interest
     at 12% per annum .............................................      1,830,000
   $3,000,000 convertible notes, dated September 7, 2001,
     bearing interest at 12% per annum ............................      3,000,000
   $500,000 notes, dated September 13, 2001, bearing interest at
     12% per annum ................................................        500,000
   $3,000,000 note, dated March 29, 2002, bearing interest at
     12% per annum ................................................      2,822,022
   $200,000 notes, dated April 3, 2002, bearing interest at 12%
     per annum ....................................................        195,931
   $2,840,510 convertible notes, dated July to September 2002,
     bearing interest at 12% per annum ............................      2,627,362
   $50,000 convertible notes, dated September 16, 2002, bearing
     interest at 8% per annum .....................................         50,000
7% senior secured convertible notes ...............................     11,957,400
$75,000 line of credit ............................................         31,929
                                                                      ------------
        Total Short-Term Debt .....................................   $ 26,014,644

Long-Term Debt:
  8% acquisition note .............................................   $  1,125,415
  Less current portion ............................................       (444,791)
                                                                      ------------

   Total Long-Term Debt ...........................................   $    680,624
                                                                      ------------

        Total Debt ................................................   $ 26,695,268
                                                                      ============


         Convertible Notes due 2003. In February, April, May, June, July and September 2001 and March and April 2002, we issued to lenders promissory notes in the aggregate principal amount of $8.53 million. As of December 31, 2002, the outstanding principal balance under these notes was approximately $8.35 million. The notes, as amended to date, bear interest at 12% per annum and mature on the earlier to occur of February 28, 2003 or the closing of project financing in an amount of at least $30.0 million for the construction of our planned Wellsville facility. These notes are secured by substantially all of our assets including our intellectual property. These notes, as amended, are convertible into our common stock, in whole or in part based on the original principal balance of the notes plus accrued interest, at the option of the holder at a conversion price equal to the following:

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

         JPW Opportunity Fund, a noteholder who holds a note in the aggregate principal amount of $1,000,000, however, made a claim that an event of default occurred under its note as a result of our failure to make a semi-annual interest payment when due on December 31, 2002. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. This noteholder, however, has agreed to waive the default until February 28, 2003.


LIQUIDITY AND CAPITAL RESOURCES

         SEE FOOTNOTE 6 FOR A DISCUSSION OF SIGNIFICANT RECENT EVENTS AFFECTING OUR LIQUIDITY AND CAPITAL RESOURCES.

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


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table highlights, as of December 31, 2002, our contractual obligations and commitments by type and period:

                                                                 PAYMENTS DUE BY PERIOD
                                       ------------------------------------------------------------------------
                                                      LESS THAN 1
CONTRACTUAL OBLIGATIONS                   TOTAL           YEAR        1-3 YEARS       4-5 YEARS   AFTER 5 YEARS
-----------------------                ------------   ------------   ------------   ------------  -------------

Short-Term Debt(1) .................   $ 26,014,644   $ 26,014,644   $         --             --             --
Long-Term Debt .....................      1,125,415        444,791        680,624             --             --
Capital Lease Obligations ..........         82,177         80,649          1,528             --             --
Deferred Facility Design Costs(2) ..      9,548,826      9,548,826             --             --             --
                                       ------------   ------------   ------------   ------------   ------------
Total(3) ...........................   $ 36,771,062   $ 36,088,910   $    682,152             --             --
                                       ============   ============   ============

---------

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

(3)      Excludes unamortized discount of notes payable.

         As of December 31, 2002, our other commercial commitments are as follows:

                                                     AMOUNT OF COMMITMENT EXPIRATION PERIOD
                               TOTAL       ---------------------------------------------------------
OTHER COMMERCIAL              AMOUNTS       LESS THAN                                      AFTER
COMMITMENTS                  COMMITTED       1 YEAR        1-3 YEARS      4-5 YEARS       5 YEARS
----------------            ------------   ------------   ------------   ------------   ------------

Guaranties(1) ...........   $ 11,957,400   $ 11,957,400             --             --             --
Addison, Texas lease ....   $    532,260   $    106,452   $    212,904   $    150,804             --
Shreveport, Louisiana
  warehouse .............   $    972,000   $     97,200   $    194,400   $    194,400   $    291,600

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

         McClain Group Leasing, Inc. sued our subsidiary, Probex Fluids Recovery, Inc., and us on August 14, 2002, in the 162nd state district court in Dallas County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of McClain and alleges that we breached the terms of certain lease agreements concerning the rental of industrial equipment. On January 28, 2003, we entered into a settlement agreement with McClain in resolution of this matter. As part of the settlement, each party released all claims it had against the other party, contingent upon fulfillment of the terms of the settlement agreement, including, but not limited to the payment by Probex to McClain of $28,074 in three equal installments due January 28, 2003, February 20, 2003 and March 20, 2003. The first two installment payments were delivered to McClain on January 28 and February 20, 2003. On January 31, 2003, the district court signed an order based on a joint motion of the parties, dismissing each party's claims against the others and removing the case from the docket.

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

         Issued 266,667 shares of our common stock upon conversion of a 7% senior secured convertible note at a conversion price of $0.75 per share. The holder tendered a note in the principal amount of $200,000.

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

----------

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

         See Footnote 6 on Subsequent Events in the accompanying unaudited condensed consolidated financial statements for a discussion of recent events relating to defaults on our senior securities.

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

The table below shows the results of the shareholders' voting:

                                               VOTES IN      VOTES                       BROKER
                                                 FAVOR      AGAINST      ABSTENTIONS    NON-VOTES
                                              ----------   ---------     -----------    ---------

Election of Class I Directors:
   Ron W. Haddock                             22,416,758   1,516,374
   Thomas G. Murray                           21,967,758   1,965,374                      None.

Ratification of independent auditors          23,864,560      52,150         16,422       None.

Approve the amendment to the Certificate of
Incorporation                                 21,899,028   1,926,682        107,422       None.


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

         The American Stock Exchange has informed us that a review of our most recent Annual Report of Form 10-KSB indicates that we do not meet certain of the exchange's continued listing standards. For us to retain our listing on the American Stock Exchange, we, at a minimum, must file a plan by March 12, 2003, that demonstrates to the exchange that we will return to compliance with the exchange's listing standards within an 18-month period. In light of our current circumstances, are continuing to evaluate whether we will seek to retain our listing on the American Stock Exchange by submitting a proposed compliance plan to the exchange by March 5, 2003. There can be no assurance that we will be able to retain its listing on the American Stock Exchange at this time regardless of whether we submit a plan.

         We reported in our most recent Annual Report of Form 10-KSB that on December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of a European company to build and operate used oil-reprocessing facilities using our patented ProTerra technology in Europe. Our joint venture partners, SARP, S.A. and SARP Industries, S.A., are subsidiaries of Vivendi Environnement. The first phase of the project would require the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The planned French facility is expected to cost the joint venture about $50 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. In addition, we anticipate that approximately $1.9 million would be required to fund our equity share of the project through start-up and construction. As a result of several recent events affecting our financial condition, we do not have enough funds to meet our obligations under the joint venture agreements and currently do not anticipate that we will be able to meet our obligations under these agreements in the future. We are currently attempting to terminate or restructure the joint venture agreements although there can be no assurance that we will be successful in our efforts to do so.

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

         See Footnote 6 on Subsequent Events in the accompanying unaudited condensed consolidated financial statements for a discussion of other significant events affecting our business and financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         3.5 Form of Amended Certificate of Incorporation of Registrant filed on December 26, 2002

         10.32 Agreement for Engineering, Procurement and Construction Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002

         10.36* Form of Letter Agreement extending the Option to Purchase Agreement between Columbiana County Port Authority and the Registrant, dated as of February 26, 2003.

         10.44    Form of Technology License Agreement dated December 6, 2002.

         10.45    Form of Shareholders Agreement dated December 6, 2002.

         10.49 Form of Financial Advisory Fee Agreement by and among the Registrant and Phillip D. Pierce, dated as of December 30, 2002.

         99.3* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.4* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K. The Company did not file any Reports on Form 8-K during the period covered by this report.

*Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PROBEX CORP.



Date:  March 11, 2003      By: /s/ Charles M. Rampacek
                               -----------------------
                               Charles M. Rampacek
                               President and Chief Executive Officer
                               (principal executive officer)

Date:  March 11, 2003      By: /s/ Bruce A. Hall
                               ------------------
                               Bruce A. Hall
                               Senior Vice President and Chief Financial Officer (principal financial officer)

Date:  March 11, 2003      By: /s/ John N. Brobjorg
                               --------------------
                               John N. Brobjorg
                               Vice President and Corporate Controller
                               (principal accounting officer)

Date:  March 11, 2003      By: /s/ Roger D. Arnold
                               -------------------
                               Roger D. Arnold
                               Senior Vice President and General Counsel
                               (principal legal officer)

                                 CERTIFICATIONS

I, Charles M. Rampacek, certify that:

1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-QSB of Probex Corp.;

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

Date:    March 11, 2003

By:      /s/ Charles M. Rampacek
         --------------------------------------
         Charles M. Rampacek
         Chairman of the Board, Chief Executive
         Officer, President, and Director

I, Bruce A. Hall, certify that:

1. I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-QSB of Probex Corp.;

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

Date:    March 11, 2003

By:      /s/ Bruce A. Hall
         ---------------------------
         Bruce A. Hall
         Senior Vice President
         and Chief Financial Officer

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                                   DESCRIPTION
  -------                                 -----------

   3.5 Form of Amended Certificate of Incorporation of Registrant filed on December 26, 2002

   10.32          Agreement for Engineering, Procurement and Construction
                  Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002

   10.36*         Form of Letter Agreement extending the Option to Purchase
                  Agreement between Columbiana County Port Authority and the
                  Registrant, dated as of February 26, 2003.

   10.44          Form of Technology License Agreement dated December 6, 2002.

   10.45          Form of Shareholders Agreement dated December 6, 2002.

   10.49          Form of Financial Advisory Fee Agreement by and among the
                  Registrant and Phillip D. Pierce, dated as of December 30,
                  2002.

   99.3*          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

   99.4*          Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.


  *Filed herewith.