Form 10KSB/A
period 2002-09-30
PROBEX CORP
filed 2003-03-19
CIK 845880

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                AMENDMENT NO. 1

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



                     Title of Each Class                                Name of Each Exchange on Which Registered
                       COMMON STOCK                                                AMERICAN STOCK EXCHANGE

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

As of December 3, 2002, there were 39,048,795 shares of the common stock of the Company issued and outstanding.

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

                                  PROBEX CORP.
                                     INDEX



                                                                                                              Page No.

Special Note Regarding Forward Looking Statements.................................................................1

PART I
         Item 1.  Description of Business.........................................................................3

         Item 2.  Description of Properties......................................................................20

         Item 3.  Legal Proceedings..............................................................................20

         Item 4.  Submission of Matters to a Vote of Security Holders............................................21

PART II
         Item 5.  Market for the Common Stock and Related Stockholder Matters....................................22

         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........28

         Item 7.  Financial Statements...........................................................................40

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........68

PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                      with Section 16(a) of the Exchange Act.....................................................68

         Item 10. Executive Compensation.........................................................................72

         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters........................................................................79

         Item 12. Certain Relationships and Related Transactions.................................................82

         Item 13. Exhibits and Reports on Form 8-K...............................................................86

         Item 14. Controls and Procedures........................................................................96

SIGNATURES.......................................................................................................97

CERTIFICATIONS...................................................................................................98

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

     o    we may not be able to respond to changes in motor oil standards; and

     o competition in the lubricating base oil market is intense and many of our competitors have substantially greater resources than we do. 1

         All forward looking statements attributable to us are expressly qualified in their entirety by these and other factors. We undertake no obligation to update or revise these forward looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

         We are a technology-based, renewable resource company that is engaged in the commercialization of our patented ProTerra(R) process. We have invested the majority of our resources since inception on research, development and commercialization of our patented ProTerra technology, which has the ability to reprocess used lubricating oils, including used automotive engine oils, transmission fluids, gear lubes, diesel engine oils and hydraulic fluids that are no longer suitable for use, or will no longer perform at their intended level, into at least three products that we intend to market to commercial and industrial customers. We expect to begin construction of our first full-scale reprocessing facility in the United States near Wellsville, Ohio once financing for the project is obtained. When commercial operations for this facility begin, our three primary products will be:

         o ProLube(TM) lubricating base oil, which will be suitable for consumer automotive, heavy-duty diesel engine and industrial product formulation needs;

         o ProPower(TM) fuel oil, useful as industrial burner fuel or refinery feed for the manufacture of gasoline; and

         o ProBind(TM) asphalt, which currently competes with other asphalt products used for highway construction and roofing.

         We have constructed a process demonstration facility in Addison, Texas, where we have produced trial amounts of our products utilizing the ProTerra process and using a variety of used lubricating oil samples as feedstock. Performance and quality tests performed on these products by several parties, including two independent laboratories, have indicated that they are suitable for their intended uses. We have also tested the functioning of our reprocessing equipment at this facility, including physical disassembly and inspection of the equipment after test runs, confirming its anticipated capabilities and verifying that fouling within the system is minimal.

         Commencement of full-scale operations at our planned Wellsville facility is targeted for approximately 17 months after project financing is completed, with an anticipated startup and performance testing period of an additional five months. In the longer term, we foresee additional domestic facilities along the gulf coast and the west coast and in the northeast and southeast. In addition, we recently formed a joint venture with SARP, S.A. and SARP Industries, S.A., subsidiaries of Vivendi Environnement, a European company, to build and operate a used oil reprocessing facility in France. This joint venture may build other facilities in Europe and elsewhere around the world outside the United States. We may also build one or more used oil-reprocessing facilities either alone or in alliance with companies other than our European co-venturers. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the joint venture with Vivendi Environnement.

         Our primary business upon completion of one or more of these proposed facilities will be the production of high-quality lubricating base oils and associated products from collected used lubricating oils. High-quality base oils are base oils which when blended with the appropriate chemical additives will meet criteria for the standards of motor oil performance required by automobile manufacturers for 2002, 2003 and 2004 model year vehicles. However, at this time we do not reprocess lubricating oil and our only revenues from operations are derived from our used oil collection and sales operations in the United States, primarily to industrial power and asphalt plants who purchase the used oil for its heating value.

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

OUR MARKET OPPORTUNITY

         Today, used lubricating oils are often burned or improperly disposed of with serious damaging impact to soil, water and air. Our objective is to reprocess a portion of the estimated 10 billion gallons of annually available used lubricating oil worldwide to supply high-quality reprocessed lubricating base oils to wholesale commercial and industrial customers while at the same time benefiting our environment. These customers will purchase our reprocessed lubricating base oil and blend it with an additive package to produce lubricating oil that will be sold into the retail market. We anticipate that the products made with these base oils will be able to comply with automotive, heavy-duty diesel engine and industrial lubricating oil standards currently in effect in the United States and several other countries. These standards are intended to reduce environmental emissions, improve fuel economy, improve lubrication under widely divergent temperature conditions and meet design specifications of new types of engines. It is our objective for products made from our reprocessed lubricating base oil to meet a number of the evolving standards for other lubricating oils, including vehicular transmission fluids, hydraulic fluids and industrial and agricultural engine oils. As a result, we hope to take advantage of market opportunities that may be available for high-quality lubricating base oil producers that can provide oil to make products that meet these more stringent requirements.

OUR TECHNOLOGY

         We believe that our patented ProTerra process will make it more economical to reprocess used lubricating oil into high-quality lubricating base oils by eliminating the need for hydrogen, thereby reducing capital and operating costs. We have produced base oils in our process demonstration facilities that were tested by two independent laboratories in 2002. The independent laboratories ran performance tests on our products and confirmed in writing that the products would meet the current quality requirements for use in automobiles.

         Historically, sophisticated separation units which separate liquids based on gravity or boiling temperature that are used by the refining or petrochemical-processing industries have not often been employed to extract lubricating base oil from certain types of used oils because employing this type of equipment to reprocess used lubricating oil often resulted in fouling within the reprocessing equipment, requiring the equipment to be shut down for cleaning. To address this fouling problem, existing commercial reprocessors have used relatively ineffective and maintenance-intensive separation equipment, which is designed to reduce fouling rather than provide effective separation. This, in turn, has necessitated additional reprocessing equipment and additional costs to rectify the shortcomings of the separation process.

         Our ProTerra process employs a technique in the initial reprocessing stage that, under the prescribed processing conditions, virtually eliminates used lubricating oil's propensity to foul. This allows us to apply proprietary adaptations of distillation and separation technologies to more effectively reprocess used lubricating oils and produce high-quality lubricating base oil products. While these results have been achieved in our process demonstration facility, we cannot assure you that the same results will be achieved on a full commercial production scale.

         The technology for our ProTerra process has been fully described in a comprehensive set of engineering documents containing the information needed to construct the detailed design of the facility. The construction and testing of the facility is estimated to take approximately 22 months from the time we obtain project financing. The research and development required to commence commercial operation of the facility is complete. After the estimated construction and start-up period of 22 months is completed, our Wellsville facility will be in full-scale production and selling products to our customers.

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

         ProPower Light Distillate Fuel Oil. Our ProTerra process also produces a light distillate, which is equivalent to diesel fuel or home heating oil and is useful as an industrial fuel or refinery feed for the manufacture of gasoline. The light distillate and secondary fuel products are expected to account for approximately 19% of the yield of our planned reprocessing facilities.

         ProBind Asphalt Flux. The final product produced by our ProTerra process is ProBind asphalt, which will compete with other asphalt products, used in highway construction and roofing. It is expected to account for approximately 13% of the yield of our planned reprocessing facilities.

PLANNED REPROCESSING FACILITIES

         Wellsville, Ohio. We have entered into an option agreement that allows us to purchase a 22-acre site located near Wellsville, Ohio on the Ohio River in the center of large supply and product markets. This option expires on February 28, 2003. The site includes a barge dock, significant above-ground tankage and rail access. Under the terms of the option agreement, which was signed in June 1999, the Columbiana Port Authority granted us the exclusive right to purchase this site for $1.35 million. In consideration for the grant of this option, we paid the Columbiana Port Authority $5,000 and agreed to incur approximately $100,000 in expenses relating to the option agreement, the site and the facility during the option period. The original option period expired on June 30, 2000, but it has been renewed through a series of successive extensions since that time. We can exercise the option to purchase the site at any time within the option period by giving written notice to the Port Authority. To initiate construction of a full-scale reprocessing facility with the ability to reprocess up to approximately 54 million gallons of used lubricating oil annually on this site, we will require funding of approximately $130.0 million. To obtain this funding, we are actively pursuing two primary financing structures, a leveraged lease transaction and a traditional asset-based loan transaction. We are also working with the Swiss Re Group to evaluate its willingness to issue a new commitment to provide a "technology and market risk facility" in connection with various financing alternatives, as described below, which are currently under consideration for the planned Wellsville facility. We expect that a technology and market risk facility will under most foreseeable circumstances be required to protect our senior project lenders from certain risks associated with funding the construction process. Our previous technology and market risk facility commitment from Swiss Re Financial Products Corporation expired October 18, 2002, as expected, in accordance with its terms. Although we believe a commitment to provide a technology and market risk facility will ultimately be necessary to complete the financing activities, we do not anticipate finalizing the issuance of such a commitment until terms of the financing are fully structured. While we will use our best efforts to obtain project financing and a new commitment from Swiss Re, we cannot assure you that our efforts will be successful. Alternative options which may be available to us if we are unsuccessful in obtaining project financing include filing for protection under Chapter 7 or Chapter 11 of the U.S. Bankruptcy code, selling the company, selling rights to our technology or attempting to find a strategic sponsor enabling us to construct a smaller plant. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Swiss Re technology and market risk facility and the Wellsville site purchase option.

         In a leveraged lease transaction, financing would occur in two phases. In the initial phase, a special purpose subsidiary would obtain a loan on a non-recourse basis from a construction lender to fund the construction of the facility through the start-up phase until the facility was ready to begin commercial operation. The assets of the project would secure the loan, and the construction lender might require us to make an equity investment in the project. In that case, the amount of the construction loan would be reduced by the amount of our equity investment. When the project is built and ready for commercial operation, the subsidiary would sell the project to a third party who would then lease the facility back to the subsidiary. The subsidiary would use the sale proceeds to repay the construction loan and some or all of any equity investment we made. The lease would have a term ranging from 12 to 15 years during which the subsidiary would make periodic lease payments to the lessor. At the end of the lease term, and perhaps earlier, the subsidiary would have the option to repurchase the facility. The leveraged lease structure has certain tax attributes that may make it more valuable to some potential lenders than a traditional asset-based loan.

         In a traditional asset-based loan, the project would borrow the funds needed to finance the facility's construction from a third party construction lender. As in the leveraged lease structure, the lender might require us to invest equity in the facility. The resulting loan would have a term ranging from 8 to 15 years during which the project would make periodic principal and interest payments following completion and startup of the facility. All of the assets of the facility would secure the loan. With both a leveraged lease structure and a traditional asset based loan, the project would use operating revenues to make lease and loan payments, as the case may be. In either case, too, if the project defaulted on its obligations, the lender would have recourse solely against the assets of the facility.

         In anticipation of obtaining our project financing, we have executed a fixed-price, fixed-schedule agreement with the international engineering and construction firm, Petrofac LLC, to provide engineering, procurement and construction services for the planned Wellsville facility. We are currently evaluating the most cost effective method of operating this initial facility, either with our personnel or with third party contractors. We plan to use an outside contractor for repair and maintenance. We envision that this contractor will be responsible for maintenance of the entire facility. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance testing period of an additional five months. Additionally, we currently intend to engage Environmental Resources Management to provide permitting and environmental consulting services for us during the construction process. Nicholas Hollingshad, one of our directors, serves as operations director of Environmental Resources Management. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to Mr. Hollingshad.

         French Facility. On December 6, 2002, we entered into a joint venture arrangement with SARP, S.A. and SARP Industries, S.A., two subsidiaries of Vivendi Environnement, a European company, to build and operate used oil reprocessing facilities using our patented ProTerra technology. We currently expect that the joint venture entity will build its first facility in France. We acquired a 15% ownership interest in the joint venture, and two subsidiaries of Vivendi Environnement hold the remaining 85% ownership interest. The planned French facility will be designed to reprocess up to 120,000 metric tons (approximately 36 million gallons) of used oil each year. The first phase of the project involves the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The joint venture agreements require the planned French facility and any future facilities built by the joint venture to use our ProTerra process.

         The planned French facility is expected to cost the joint venture about $50.0 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. Of the remaining capital requirement, the joint venture expects to finance at least $37.2 million from unaffiliated financial institutions, with the remainder coming from equity investments by us and our European co-venturers. We anticipate approximately $1.9 million will be required to meet our equity share of the project through start-up and construction. We expect to fund our share of the equity through cash on hand and loans from third parties. The assets of the planned French facility would secure these loans and, if requested by the joint venture's lenders, we would be required to guaranty up to 15% of the joint venture's borrowings unless we elect to withdraw from the joint venture. Based on an estimated borrowing of $37.2 million, we would therefore be required to guaranty approximately $5.6 million of the amount borrowed. The joint venture agreements are denominated in Euros and have been translated into U.S. Dollars at a conversion rate of 1 to 1.

         We have granted the joint venture an exclusive license to use our patented ProTerra technology in Europe. Accordingly, we cannot build or operate any used oil reprocessing facilities there or invest in or assist any other companies that do, except through the joint venture. Outside of Europe, we have granted the joint venture a nonexclusive license to build facilities using our ProTerra technology everywhere in the world except the United States and, at least until December 31, 2005, Japan. The joint venture's exclusive license to use our ProTerra process in Europe will become nonexclusive in any European country where the joint venture has not begun construction of a facility within five years after commissioning of the second line of the French facility. In return for granting the joint venture these licenses, we will receive a license fee upon construction of the French facility and each subsequent facility. In addition to our 15% interest in the joint venture, we have the right to purchase a direct 20% equity interest in any facility built outside of France. The purchase terms we are offered in these cases must be at least as favorable as those granted to the joint venture. Further, if we cease to own an interest in the joint venture, we, in some cases, would be entitled to receive royalty payments based on a percentage of the net sales of base lubricating oils sold by most or all of the facilities and our right to purchase a 20% equity interest in facilities outside of France will terminate. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the proposed joint venture with Vivendi.

OUR SUPPLY OF USED LUBRICATING OIL

         We believe Safety-Kleen Corporation and U.S. Filter collect approximately 27% of all available used lubricating oil appropriate for use as reprocessing feedstock. The remainder of the used lubricating oil collection industry in the U.S. is highly fragmented. There are a number of mid-size regional companies and hundreds of small local collection companies that collect used lubricating oils. In May 2000, we acquired substantially all of the assets of Petroleum Products, Inc. and Intercoastal Trading Company, Inc. through our wholly-owned subsidiary, Probex Fluids Recovery, Inc. Petroleum Products and Intercoastal Trading are in the business of collecting, purchasing, selling, delivering or marketing used lubricating oil in Ohio and Kentucky. In September 2000, Probex Fluids Recovery acquired substantially all of the assets of Specialty Environmental Services, a division of Pennzoil-Quaker State Company. Specialty Environmental Services is in the business of collecting, purchasing, selling and delivering used lubricating oil and related products in certain portions of a select number of states in the southern and southeastern United States. All three of these acquisitions are accounted for through our direct wholly-owned subsidiary, Probex Fluids Recovery, Inc. Additionally, on April 26, 2001, we purchased a 50% ownership interest in SES of Texas, which is in the business of collecting, purchasing, selling and delivering used lubricating oil and related products in Texas. We do not exercise control over the operations of the business and have accounted for our ownership interest under the equity method of accounting, stated at cost and adjusted for equity in undistributed earnings since the investment date. To date, we do not have binding commitments to supply the entire amount of used lubricating oil required as feedstock for our planned Wellsville facility. The facility will require 57 million gallons of used lubricating oil feedstock per year to operate at full capacity. Our used lubricating oil collection subsidiary, Probex Fluids Recovery currently collects approximately 28 million gallons of used lubricating oil annually and we expect Probex Fluids Recovery to collect and supply approximately 40 to 45% of the Wellsville Facility's feedstock at market prices. The remaining feedstock will be structured under long-term market based agreements.

OUR COMPETITION

         Safety-Kleen is the largest domestic reprocessor of used lubricating oil into lubricating base oil and, therefore, is a prospective competitor. Safety-Kleen has recently completed an upgrade to its East Chicago, Indiana refinery, which resulted in a shift in the base oils it produces and a change in the volume of base oils suitable to manufacture the most popular grades of motor oil. We believe this change in the product volumes reduces Safety-Kleen's capability to provide the balance of base oils to meet the needs of their customers. Safety-Kleen also uses a non-proprietary thin or wiped film process at its East Chicago facility that currently reprocesses a substantial amount of used oil each year into lubricating base oil, fuel and asphalt byproducts. Evergreen Oil Inc. and Mohawk Oil employ a similar technology at relatively smaller reprocessing facilities in Northern California and Canada, respectively. Other known competing technologies include:

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

         The reprocessing method employed by several of our competitors involves injecting hydrogen at high operating pressures to assist in purifying the oil. The use of hydrogen increases both the capital and operating costs of reprocessing. Our ProTerra process eliminates the need for hydrogen making it more economical to reprocess used lubricating oil into high-quality lubricating base oils. However, we will be a competitor in the reprocessed lubricating oil market only upon commencement of operations at our planned Wellsville facility.

OUR COMMON STOCK PURCHASE AGREEMENT WITH FUSION CAPITAL

         On August 29, 2002, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase, on each trading day during the term of the agreement, up to $25,000 of our common stock up to an aggregate of $20.0 million. Fusion Capital is not obligated to purchase our stock in the event that the purchase price falls below $0.20 per share or if we are otherwise in default under the Fusion agreement. Additionally, Fusion Capital is not required under the common stock purchase agreement to begin purchasing shares until the Securities and Exchange Commission has declared effective a registration statement relating to at least 15,000,000 shares of our common stock. Accordingly, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale by Fusion Capital of 16,923,077 shares of our common stock on November 25, 2002, and intend to file an amendment to this registration statement on the date of this Form 10-KSB. The amount and timing of proceeds that we will receive under the Fusion agreement, if any, is uncertain. We have not received any proceeds from sales to Fusion Capital as of the date of this Form 10-KSB. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         Our intellectual property protection strategy is twofold. The first element of the strategy is patent protection. We have filed for and hope to secure the broadest possible patent protection for the core elements of our technology in as many major world markets as possible where patents are recognized and enforced. We have received from the United States Patent Office two patents covering 102 claims and also have received patent protection in Australia and New Zealand. U.S. patents numbers 6,106,699 and 6,117,309, cover our de-fouling pretreatment and distillation processes until 2017. Australian patent number 747562 and New Zealand patent number 503187 extend until 2018. We have filed patent applications in other countries that cover the intellectual property included in existing patents where we deem patent protection desirable. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to developments concerning our intellectual property rights.

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

         We have non-disclosure and non-compete agreements in place with all of our current and former employees, including Messrs. Rampacek, McNiel and Murray. We have also entered into assignment of inventions agreements with significant employees.

ENVIRONMENTAL LAWS AND LIABILITIES

         Our activities are subject to substantial regulation by foreign, federal, state and local government agencies under laws that regulate the environment, health, safety, zoning, land-use and permitting. In September 1992, the Environmental Protection Agency, or EPA, enacted regulations that specifically govern the management of used oils. Although used oil meeting specified requirements and directed for reprocessing is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous wastes, which may adversely affect us. Permits, registrations and other governmental authorizations are generally required for our business operations and facilities, including our planned facility near Wellsville, Ohio. The permits, registrations and other authorizations required to start construction of our planned facility are largely in place, with the exception of a Permit-to-Install required prior to constructing a wastewater holding tank. An application for this Permit-to-Install was submitted to the EPA in August 2001, and the EPA responded with a request for additional information. The deadline for submitting the application is 180 days prior to commencing construction of the tank, therefore, we plan to delay responding to the EPA until after the construction of the planned facility is in process, when more reliable data will be available. Our existing authorizations are subject to revocation, modification and renewal. We cannot assure you that regulatory authorizations yet to be obtained for the planned facility near Wellsville and other planned facilities in the United States and abroad will be issued by regulatory authorities. Furthermore, if we are unsuccessful in our efforts to renew our option to purchase the Wellsville, Ohio site and are forced to seek another location for the planned facility, we will be required to restart the process of obtaining appropriate permits for construction and use of the surrounding land. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Wellsville site purchase option.

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

EMPLOYEES

         As of December 13, 2002, we had a total of 101 full-time employees, of which 72 were in operations, eight were in sales and marketing, four were in research and development, and 17 were in finance and administration. We also have seven part-time employees. None of our employees are represented by a labor union. We have not experienced any work stoppage and consider relations with our employees to be good. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to our employees.

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

OUR CURRENT REVENUE IS PRIMARILY DERIVED FROM SERVICES THAT WE DO NOT EXPECT TO BE MAJOR SOURCES OF REVENUE IN THE FUTURE.

         We have not commercially offered for sale any of our reprocessed lubricating base oil products and will not do so until after we secure project financing and our planned Wellsville reprocessing facility is completed. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance-testing period of an additional five months. We currently derive all of our revenue from the services provided by our used oil subsidiary, Probex Fluids Recovery, Inc. Through this entity, we buy and sell used lubricating oil primarily in Kentucky, Ohio and certain portions of a select number of states in the southern and southeastern United States. We do not believe our revenue from the collection and sale of used lubricating oil will reflect the allocation of revenue we expect from our future lines of business.

WE WILL REQUIRE ADDITIONAL FINANCING TO CONDUCT OUR OPERATIONS AND FUND CONSTRUCTION OF OUR PLANNED FACILITIES.

         We do not currently have sufficient financial resources to fund our operations. We will require substantial additional capital to fund our future operations and construction of our planned reprocessing facilities. We can give you no assurances that this additional capital will be available in sufficient amounts or at all when needed. We will require funding of up to approximately $130 million to finance construction of our planned Wellsville facility and provide for our working capital needs during the construction and start-up period. Of this amount, approximately $120 million is for project costs, including insurance, development, construction and financing costs. The remaining $10 million will be utilized for working capital during the estimated 22-month construction and start-up period. To obtain this funding, we are actively pursuing two primary financing structures, a leveraged lease transaction and a

\
traditional asset-based loan. Until we obtain project financing, we estimate that we will require approximately $250,000 per month in interim working capital. In addition, approximately $1.9 million will be required to meet our equity share of our European joint venture through start-up and construction of the French facility. We currently have no commitments for project financing or to fund our interim capital during the start-up period. We are working with several groups to provide such funding but we cannot assure you that such proceeds, if any, can be secured or will be sufficient to meet our projected cash flow needs. If the company is unsuccessful in these efforts, it will consider any other options available to it, including filing for protection from creditors under the bankruptcy code. In the event that we are unable to obtain funding of our planned Wellsville facility, our deferred design facility costs of approximately $11.2 million and deferred offering costs of approximately $1.3 million, as of September 30, 2002, will be impaired and may be required to be expensed.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. We cannot assure you that funding will be available under our common stock purchase agreement with Fusion Capital in sufficient amounts or at all when needed due to a number of factors. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires that a registration statement be declared effective and remain effective. We can give you no assurance that the registration statement we filed with the Securities and Exchange Commission to register the resale of shares sold to Fusion Capital under the common stock purchase agreement will be declared effective or remain effective. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

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

         To be in compliance with American Stock Exchange rules, we cannot sell to Fusion Capital more than 7,253,598 shares of our common stock (19.99% of 36,286,133 of our outstanding shares as of the date of the common stock purchase agreement) unless we first obtain stockholder approval. Assuming a purchase price of $0.69 per share, the average of the high and low prices of our common stock on December 3, 2002, the gross proceeds to us for these 7,253,598 shares would only be $5,004,982. If we wanted to sell more shares to Fusion Capital, we first would be required to obtain stockholder approval to be in compliance with the American Stock Exchange rules. We can make no assurance that we will seek or obtain stockholder approval to issue more than 7,253,598 shares to Fusion Capital. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to shareholder approval of an increase in our authorized capital stock.

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

A DEFAULT UNDER OUR DEBT INSTRUMENTS COULD RESULT IN THE TERMINATION OF OUR BUSINESS.

         We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. JPW Opportunity Fund, L.P., a noteholder who holds a note in the aggregate principal amount of $1,000,000, did not at that time waive the default resulting from our not securing commitments for project financing by September 30, 2001. Subsequently, however, he executed an amendment and waiver and consent, which, among other things, waived this default. As a result, we currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. An event of default under our indebtedness or related documents may also trigger an event of default under our common stock purchase agreement with Fusion Capital, which could give Fusion Capital the right to stop purchasing our common stock. In addition, we have pledged all of our assets, including our intellectual property, to secure some of our borrowings. As a result, a foreclosure upon or a sale of these assets would result in the termination of our business. We can make no assurance that we will not default under any of our indebtedness in the future. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

WE MAY BE DEPENDENT ON A TECHNOLOGY AND MARKET RISK FACILITY TO FINALIZE PROJECT FINANCING FOR OUR PLANNED WELLSVILLE FACILITY.

         We are negotiating with the Swiss Re Group to evaluate its willingness to provide a new technology and market risk facility in connection with various financing alternatives currently under consideration for the planned Wellsville facility. A previous technology and market risk facility commitment from Swiss Re Financial Products Corporation expired October 18, 2002, as expected, according to its terms. However, while we believe a new technology and market risk facility commitment will ultimately be necessary to complete the financing activities for this facility, we do not anticipate finalizing a new technology and market risk facility until terms of the financing are fully structured. While we believe that we will be successful in obtaining a new commitment from Swiss Re, there is no guarantee that we will be able to do so. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Swiss Re technology and market risk facility.

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

OUR SUCCESS DEPENDS ON RETAINING OUR CURRENT KEY PERSONNEL AND ATTRACTING ADDITIONAL QUALIFIED EMPLOYEES.

         Our future success is dependent in large part on a number of key senior managers, as well as research and development and sales and marketing employees, in particular: Charles M. Rampacek, Chairman of the Board, President and Chief Executive Officer; Bruce A. Hall, Senior Vice President and Chief Financial Officer; David J. McNiel, Senior Vice President of Operations; Roger D. Arnold, Senior Vice President and General Counsel; and Martin R. MacDonald, Senior Vice President of Technology and Business Development. The loss of one or more key employees could have a material adverse effect on our business, financial condition and results of operations. The principal economic incentive offered to our senior managers to encourage their retention is the omnibus stock option and incentive plan administered by the compensation committee of our board of directors, which provides for the granting of options, restricted stock awards and performance awards. We also currently have employment agreements with Messrs. Rampacek and McNiel. For a description of our omnibus stock option and incentive plan and the employment agreements with Messrs. Rampacek and McNiel see the subheadings entitled "1999 Omnibus Stock Option and Incentive Plan" and "Employment Agreements," respectively, in Item 10-Executive Compensation.

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

         We believe that Probex Corp. and our subsidiaries, are in compliance with all applicable environmental laws, with one exception: Probex Fluids Recovery Inc., is the owner of property in Zanesville, Ohio, containing three petroleum underground storage tanks. These tanks do not meet current regulatory requirements for petroleum underground storage tanks. The tanks have not been used for storage of petroleum products since our acquisition of the facility in 2000 and were reportedly not used for a number of years prior to the acquisition, however, to be in compliance with Ohio's Petroleum Underground Storage Tank Release Compensation Fund regulations, these tanks must be upgraded, removed, or closed in place and formally listed as closed with the State of Ohio. Probex Fluids Recovery has been working with the appropriate Ohio regulatory authorities to resolve this issue, which will most likely result in removal of the tanks.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD CREATE LIABILITIES AND ALSO INCREASE OUR COST OF DOING BUSINESS.

         Foreign, federal, state and local laws, regulations and other obligations applicable to petroleum-based products and the processing and transportation of such products are prevalent. We cannot guarantee that violations of these laws, regulations and other government obligations have not occurred in the past or will not occur in the future or that governmental authorities will not allege violations of these laws, regulations or other obligations. In addition, the applicability and future of environmental laws, regulations and obligations, including issues such as motor oil standards and hazardous waste, are uncertain. We may have difficulty complying with existing or new laws, regulations or other obligations and, as a result, our business, financial condition and results of operations may be adversely affected. These laws, regulations and other obligations could also inhibit the growth in the use of our products and decrease the acceptance of our products, which could have a material adverse effect on our business, financial condition and results of operations. See Item 1. Description of Business -- Environmental Laws and Liabilities.

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

         We have reserved 15,000,000 shares of common stock for issuance to Fusion Capital pursuant to the common stock purchase agreement. We have reserved 8,750,000 shares of our authorized but unissued shares of common stock for issuance under our omnibus stock and incentive plan. Of these shares, 6,163,848 shares are issuable upon exercise of options granted as of September 30, 2002, including options to purchase 3,299,341 shares exercisable as of September 30, 2002, or that will become exercisable within 60 days thereafter, and 1,846,750 shares of performance-based restricted stock, including 155,000 shares of restricted stock that are fully vested. We have also reserved 14,642,767 shares of common stock issuable upon exercise of outstanding warrants, 15,943,200 shares of common stock issuable upon conversion of our outstanding convertible notes and 3,184,000 shares of common stock issuable upon conversion of our Series A preferred stock. The sale of shares issued upon the exercise of currently outstanding options and warrants could further dilute your investment in our common stock and adversely affect our stock price. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

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

ITEM 2. DESCRIPTION OF PROPERTIES

         Our principal business address is 15510 Wright Brothers Drive, Addison, Texas 75001. At this location, we lease approximately 21,300 square feet of space. The term of this lease extends through May 31, 2007 and the monthly rent is $8,900. Our executive and administrative staff is at this location. The facility also houses our research and development facilities, including a new process demonstration facility that is currently under construction. In addition, we have office and warehouse space at 2760 Valley View Drive, Shreveport, LA 71108, which we occupy under the terms of a services agreement with Pennzoil-Quaker State Company. At this location, we occupy approximately 8,850 square feet of space. The term of the services agreement is through December 31, 2010 and the monthly sum payable for use of the space is $8,100. As described above, we have entered into an option agreement that allows us to purchase a 22-acre site near Wellsville, Ohio. To date, we have paid approximately $530,000 for this option to purchase the Wellsville site. This option expires on February 28, 2003. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Wellsville site option agreement.

ITEM 3. LEGAL PROCEEDINGS

         From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

         McClain Group Leasing, Inc. sued us and our subsidiary, Probex Fluids Recovery, Inc., on August 14, 2002, in the 162nd state district court in Dallas County, Texas. The plaintiff's original petition seeks an unspecified amount of damages on behalf of McClain and alleges that we breached the terms of certain lease agreements concerning the rental of industrial equipment. On January 28, 2003, we entered into a settlement agreement with McClain in resolution of this matter. As part of the settlement, the parties released all claims it had against the other party, contingent upon fulfillment of the terms of the settlement agreement, including, but not limited to the payment by Probex to McClain of $28,074 in three equal installments due January 28, 2003, February 20, 2003 and March 20, 2003. The first and second installment payments due under the settlement have been delivered to McClain. On January 31, 2003, the district court signed an order based on a joint motion of the parties, dismissing each party's claims against the others and removing the case from the docket.

         Our subsidiary, Specialty Environmental Services ("SES"), is currently involved in a dispute with Mocar Oil in connection with Mocar Oil's alleged breach of the Transportation Services Agreement, dated October 1, 1997, by and between Mocar Oil and SES. At the current time, no litigation or arbitration has been filed regarding this dispute and we are working with Mocar Oil to reach an agreement without resorting to litigation.

         Global Emerging Markets, a placement agent, has asserted a claim against us for fees due in the amount of $1.4 million in cash and warrants to purchase 20,000,000 shares of common stock, for providing alleged brokerage services in connection with a transaction with Fusion Capital Fund II, LLC. We believe these claims are without merit. At the current time, no litigation or arbitration has been filed regarding the claim. We cannot predict whether any proceedings will be filed or the outcome of any such proceedings.

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

         The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the American Stock
Exchange:


                                                   HIGH                 LOW
                                                   ----                -----
   FISCAL YEAR ENDED SEPTEMBER 30, 2001
            First Quarter                          $2.44               $1.38
            Second Quarter                         $1.93               $1.38
            Third Quarter                          $1.82               $1.45
            Fourth Quarter                         $1.58               $1.05

   FISCAL YEAR ENDED SEPTEMBER 30, 2002
            First Quarter                          $1.14               $0.68
            Second Quarter                         $0.95               $0.46
            Third Quarter                          $0.95               $0.38
            Fourth Quarter                         $0.77               $0.24

   FISCAL YEAR ENDED SEPTEMBER 30, 2003
            First Quarter (October 1 to
            December 3, 2002)                      $0.80               $0.46

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

RECENT SALES OF UNREGISTERED SECURITIES

         The following chart sets forth unregistered sales of securities by us during the proceeding fiscal year, as follows:

    SECURITY ISSUED         DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION
10,669 shares of          October 2001        Lenders              Issued as consideration for the          (1)
common stock                                                       extension of the maturity date of
                                                                   a short-term loan made to the
                                                                   Company.  Shares were issued at a
                                                                   value per share equal to $1.153.

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

178,962 shares of         November 2001       Holders of Series    Declared and paid a dividend on          (1)
common stock                                  A 10% Cumulative     Series A preferred shares in the
                                              Convertible          form of common stock.  Pursuant
                                              Preferred Stock      to the terms of the Series A
                                                                   preferred stock, dividends are
                                                                   payable, at our option, in shares
                                                                   of common stock at a deemed
                                                                   value of $1.50 per share.
                                                                   Dividend payment was
                                                                   approximately $268,443.

20,060 shares of          November 2001       Holders of stock     Option holders exercised options         (1)
common stock                                  options              at an exercise price of $0.50 per
                                                                   share.

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

178,569 shares of         December 2001       Holders of 7%        Issued shares pursuant to the first       (1)
common stock                                  Senior Secured       amendment to the note purchase
                                              Convertible Notes    agreement. Amendment provides
                                                                   for the issuance of common stock
                                                                   stock as consideration for the
                                                                   extension of certain registration
                                                                   rights granted under the note
                                                                   purchase agreement,
                                                                   dated as of November 29, 2000.

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

    SECURITY ISSUED         DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION
                                                                   investor. The Company
                                                                   received gross proceeds of
                                                                   $1,000,000.

500,000 shares of         December 2001       Investor             Issued 500,000 shares of common     Regulation D
common stock                                                       stock as a result of the
                                                                   investor's election to
                                                                   accelerate the closing
                                                                   of the purchase pusuant to the
                                                                   terms of the stock purchase
                                                                   agreement, described above.

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

354,151 shares of         January 2002        Holders of 7%        Pursuant to the terms of the notes,       (1)
common stock                                  Senior Secured       interest is payable in shares
                                              Convertible Notes    of common stock to holders of the
                                                                   notes who made a one-time
                                                                   election to receive interest
                                                                   payments in the form of common
                                                                   stock. Interest in the amount of
                                                                   $288,987 was paid in 354,151
                                                                   shares of common stock.

37,879 shares of          January 2002        Placement Agent      Issued as consideration for              (1)
common stock                                                       services rendered in connection
                                                                   with the placement of common
                                                                   stock.  Shares were valued at
                                                                   $0.792 per share.

Warrant to purchase       January 2002        Placement Agent      Issued as consideration for              (1)
150,000 shares of                                                  services rendered.  Exercise
common stock                                                       price per share equal to $0.792.

8,053 shares of           January 2002        Lenders              Issued as consideration for the          (1)
common stock                                                       extension of the maturity date of
                                                                   a short-term loan, issued at a
                                                                   value per share equal to $0.745.

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

163,334 shares of         January 2002        Holder of stock      Issued upon the exercise of stock        (1)
common stock                                  options              options at an exercise price of
                                                                   $0.50 per share. Holder tendered
                                                                   93,870 shares of common stock
                                                                   with an aggregate value of
                                                                   $81,667 as payment for
                                                                   the exercise price

50,000 shares of          February 2002       Consultant           Issued as consideration for              (1)
common stock                                                       services rendered at a value per
                                                                   share equal to $0.756.

178,569 shares of         March 2002          Holders of 7%        Issued pursuant to first                 (1)
common stock                                  Senior Secured       amendment to note purchase
                                              Convertible Notes    agreement. Amendment provides
                                                                   of the issuance of common stock
                                                                   consideration for the extension
                                                                   of certain registration rights
                                                                   granted under that certain
                                                                   note purchase agreement,
                                                                   dated as of November 20, 2000.

13,896 shares of          March 2002          Consultant           Issued as consideration for              (1)
common stock                                                       services rendered.  Shares were
                                                                   issued at a value per share equal
                                                                   to $0.524.

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

4,136 shares of           April 2002          Consultant           Issued as consideration for              (1)
common stock                                                       services rendered.  Issued at a
                                                                   value per share of $0.92.

    SECURITY ISSUED         DATE ISSUED           ISSUED TO                 CONSIDERATION               EXEMPTION

3,788 shares of           April 2002          Placement Agents     Issued pursuant to the anti-             (1)
common stock                                                       dilution provisions contained in
                                                                   the placement agents' respective
                                                                   placement agreements with a
                                                                   value of $0.72 per share

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

399,466 shares of         June 2002           Holders of 7%        Issued shares upon conversion of         (1)
common stock                                  Senior Secured       two 7% senior secured
                                              Convertible Notes    convertible notes at conversion
                                                                   price of $0.75 per share. Holders
                                                                   tendered notes aggregating
                                                                   approximately $300,000 in
                                                                   principal amount.

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

22,727 shares of          October 2002        Placement Agent      Issued as consideration for              (1)
common stock                                                       services rendered in connection
                                                                   with the placement of convertible
                                                                   notes.  Shares were valued at
                                                                   $0.55 per share.

57,333 shares of          November 2002       Holders of 7%        Issued shares upon conversion of         (1)
common stock                                  Senior Secured       a 7% senior secured convertible
                                              Convertible Notes    note at conversion price of $0.75
                                                                   per share. Holder tendered a note
                                                                   in the principal amount of
                                                                   $43,000.

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

---------------
(1) Securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act as transactions not constituting a public offering of securities.

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

         For the past year, we have been engaged in the process of refining our technology, actively pursuing several alternative financing structures for the construction of the planned Wellsville facility, obtaining an independent engineers report, supply contracts, feedstock contracts and site purchase contract extensions and an engineering, procurement and construction contract. We have performed test runs at our pilot plant, producing trial amounts of our products to provide technical engineering data and samples for testing in support of third party due diligence. We also moved our pilot plant from its former location in Carrollton, Texas to its present location in Addison, Texas.

         To date, we have produced trial amounts of our products using the ProTerra process in our process demonstration facility, currently located in Addison, Texas. We expect to begin construction of our first facility in the United States near Wellsville, Ohio once financing for the project is obtained. Commencement of operations at this facility is targeted for approximately 17 months after project financing is completed, with an anticipated start-up and performance testing period of an additional five months. In the longer term, we foresee additional domestic facilities along the gulf coast and the west coast and in the northeast and southeast. In addition, we recently formed a joint venture with SARP, S.A. and SARP Industries, S.A., subsidiaries of Vivendi Environnement, a European company to build and operate a used oil reprocessing facility in France. This joint venture may build other facilities in Europe and elsewhere around the world outside the United States. We may also build one or more used oil-reprocessing facilities either alone or in alliance with companies other than our European co-venturers. While our primary business upon completion of one or more of these proposed facilities will be the production of high-quality lubricating base oils and associated products from collected used lubricating oils, our current revenues are solely derived from our used oil collection and sales operations in the United States.

         Potential customers who have expressed interest in our reprocessed base oil products include independent manufacturers and several national lubricant manufacturer/marketers. The reprocessed base oil we produce will be a raw material used to formulate automotive and diesel engine oils, transmission fluids, gear lubricants, hydraulic fluids, heat transfer fluids and process oils. We intend to market our products through sales calls, discussions at trade association meetings and presentations at industry technical meetings. The primary geographic market area will be within 300 miles of the site of the Wellsville facility. However, due to excellent rail and river transportation available from the site of the facility, the marketing area could be extended.

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

         We have funded our operations and research and development projects during fiscal year 2002 and in fiscal year 2001 in part by selling equity and incurring indebtedness. For the fiscal year ended September 30, 2002 our research and development costs were approximately $1.4 million compared with approximately $3 million for fiscal year 2001. During the fiscal year ended September 30, 2002, we raised $1.3 million from the sale of common stock, net of offering costs, and exercise of stock options and $4.8 million of proceeds from short-term debt. During the fiscal year ended September 30, 2001, we raised $2.0 million from the sale of common stock, net of offering costs, and exercise of stock options, $12.5 million from the issuance of 7% senior secured convertible notes and $9.9 million of proceeds from short-term debt. In addition, we made principal payments of approximately $119,000 and $7.5 million on existing debt during the fiscal year ended September 30, 2002 and the fiscal year ended September 30, 2001, respectively.

RECENT DEVELOPMENTS

         See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments.

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

IMPAIRMENT OF LONG-TERM ASSETS

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. We had approximately $11.2 million of capitalized deferred facility design costs at September 30, 2002. During the fourth quarter for the year ended September 30, 2002, we wrote off approximately $1.5 million of deferred facility costs in relation to a project contract we are no longer pursuing. This project contract related to the termination of an EPC alliance agreement with Bechtel Corporation. Although we have dissolved that EPC alliance agreement, we expect that a business relationship will continue to exist in selected areas with Bechtel. The remaining costs will be expensed if we are unable to obtain project financing for our first reprocessing facility.

DEFERRED OFFERING COSTS

         Deferred offering costs represent valid costs incurred for the ongoing effort to obtain project financing. We continually evaluate the capitalized costs and write off all costs associated with financing plans that are not considered viable alternatives. During the fourth quarter for the year ended September 30, 2002, we wrote off approximately $5.1 million of deferred offering costs in relation to financing plans that we no longer consider viable alternatives. This consists of $4 million in legal fees, $0.7 million of placement agent fees and expenses, $0.1 million of technology facility provider retainer fees and $0.3 million of other expenses in connection with financing plans that we are no longer pursuing. As of September 30, 2002, we had deferred offering costs of $1.3 million in connection with obtaining project financing for the construction of our planned Wellsville facility. The capitalized costs associated with the debt financing plans will begin to be amortized into interest expense using the effective interest method upon obtaining debt financing. The capitalized costs associated with equity financing will be written against the amount of equity received as a cost of obtaining equity. These costs will be expensed if we are unable to successfully obtain project financing for our first reprocessing facility.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                                     YEAR ENDED SEPTEMBER 30,
                                                  -----------------------------
                                                     2002               2001
                                                  ------------     ------------

   Revenue ...................................    $ 12,686,471     $ 15,528,606
   Cost of sales .............................       7,976,452        8,339,289
                                                  ------------     ------------
   Gross Profit ..............................    $  4,710,019     $  7,189,317

   Expenses:
   Operating expense .........................       6,221,714        5,776,419

   Research and development ..................       1,351,166        2,970,225
   Selling, general and administrative .......       3,712,637        4,739,633
   Other corporate expenses ..................       7,413,361        1,342,765

   Depreciation and amortization .............         988,426        1,220,759
                                                  ------------     ------------

   Operating Loss ............................    $(14,977,285)    $ (8,860,484)


   Interest - net ............................      (6,665,350)      (7,637,351)
   Other and equity in net income of
     affiliate - net .........................           8,752           22,544
                                                  ------------     ------------

   Net Loss ..................................    $(21,663,883)    $(16,475,291)
                                                  ============     ============


   Net Loss Per Share ........................    $      (0.64)    $      (0.61)
                                                  ============     ============

         Revenue:

         Operating revenue decreased $2.8 million, or 18.1%, to $12.7 million for 2002 from $15.5 million for 2001. The decrease of 18.1% was primarily due to a 13.4% decline in sales prices and a 4.7% decrease in sales volumes. Sales prices were down primarily due to a decrease of approximately $0.12 per gallon in the 6-oil burner fuel market, which was driven by lower crude prices of approximately $0.11 per gallon. Used oil is sold into the 6-oil burner fuel market at a discount leading to a decrease of approximately $0.08 per gallon in pricing. Sales volumes decreased because we had one less subcontractor who collected used lubricating oil on our behalf. Of the $12.7 million of operating revenue for 2002 derived through our direct wholly-owned used oil subsidiary Probex Fluids Recovery, Inc., its subsidiaries, Specialty Environmental Services accounted for $8.8 million, Petroleum Products, Inc. $3.9 million and Intercoastal Trading Company, Inc. $0. Of the $15.5 million of operating revenue for 2001, Specialty Environmental Services accounted for $10.6 million, Petroleum Products, Inc. $3.3 million and Intercoastal Trading Company, Inc. $1.6 million.

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

         Gross Profit:

         The gross profit declined due to a decrease in sales revenues at a relatively constant cost of sales. The cost of sales consists primarily of fixed costs such as driver wages and truck leasing. These costs do not change significantly with changes in the oil sales market. Therefore, as oil prices increase, gross margins increase, and when oil prices drop, gross margins drop. Therefore, the trends in the future for gross margin will tend to follow the changes in the price of oil.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $0.2 million at September 30, 2002 as compared to $0.6 million at September 30, 2001, and working capital deficit was $37.2 million at September 30, 2002 as compared to $13.5 million at September 30, 2001. The decrease in cash and cash equivalents is due to the fact that cash provided by financing activities during the fiscal year ended September 30, 2002 were not sufficient to cover our cash used in operating and investing activities. On a long-term basis, we will require funding of up to approximately $130 million to finance construction of our planned Wellsville facility. The $130 million includes approximately $10 million of working capital to fund our operations during the construction and start-up period estimated to be 22 months. The remaining $120 million is for project costs, including insurance, development, construction and financing costs. To obtain this funding, we are actively pursuing several alternative financing structures, including the issuance of additional debt and equity securities and a leveraged lease transaction. Until we obtain project financing, we estimate that we will require approximately $250,000 per month in interim working capital. In addition, approximately $1.9 million will be required to meet our equity share of our European joint venture through start-up and construction of the French facility. We currently have no commitments for project financing or to fund our interim capital during the start-up period. We are working with several groups to provide such funding but we cannot assure you that such proceeds, if any, can be secured or will be sufficient to meet our projected cash flow needs. If the company is unsuccessful in these efforts, it will consider any other options available to it, including filing for protection from creditors under the bankruptcy code. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments affecting our liquidity and capital resources.

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

SHORT-TERM AND LONG-TERM DEBT

         We are highly leveraged. At September 30, 2002, our current liabilities exceeded current assets by $37.2 million, and our stockholders' deficit was $13.4 million. The following table is a summary of our short-term and long-term debt as of September 30, 2002:

                                                                      BALANCE AT
                                                                   SEPTEMBER 30, 2002
                                                                   ------------------
Short-Term Debt:
  Convertible Notes due 2003:
   $3,000,000 notes, dated February 20, 2001, bearing interest
     at 12% per annum............................................      $    3,000,000
   $1,830,000 notes, dated April to July 2001, bearing interest
     at 12% per annum............................................           1,830,000
   $3,000,000 convertible notes, dated September 7, 2001,
     bearing interest at 12% per annum..........................            3,000,000
   $500,000 notes, dated September 13, 2001, bearing interest at
     12% per annum...............................................             500,000
   $3,000,000 note, dated March 29, 2002, bearing interest at
     12% per annum, net of unamortized discount of $177,978......           2,555,049
   $200,000 notes, dated April 3, 2002, bearing interest at 12%
     per annum, net of unamortized discount of $4,069............             189,828
   $1,523,491 convertible notes, dated July to September 2002, bearing interest at 12% per annum, net of unamortized
     discount of $213,148........................................             990,622
   $50,000 convertible notes, dated September 16, 2002, bearing
     interest at 8% per annum ...................................              50,000
   7% senior secured convertible notes...........................          12,200,400
   $75,000 line of credit........................................              32,436
                                                                       --------------
        Total Short-Term Debt....................................      $   24,348,335

Long-Term Debt:
  8% acquisition note............................................      $    1,148,250
  Less current portion...........................................            (467,626)
                                                                       --------------

   Total Long-Term Debt..........................................      $      680,624
                                                                       --------------

        Total Debt...............................................      $   25,028,959
                                                                       ==============


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

         The conversion price of the notes at September 30, 2002 was $0.75 per share.

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

         JPW Opportunity Fund, L.P., a noteholder who holds a note in the aggregate principal amount of $1,000,000, did not at that time waive the default resulting from our not securing commitments for project financing by September 30, 2001. Subsequently, however, he executed an amendment and waiver and consent, which, among other things, waived this default. As a result, we currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to defaults on our senior securities.

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

         On August 29, 2002, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase, on each trading day during the term of the agreement, up to $25,000 of our common stock up to an aggregate of $20.0 million. Fusion Capital is not obligated to purchase our stock in the event that the purchase price falls below $0.20 per share or if we are otherwise in default under the Fusion agreement. Additionally, Fusion Capital is not required under the common stock purchase agreement to begin purchasing shares until the Securities and Exchange Commission has declared effective a registration statement relating to at least 15,000,000 shares of our common stock. Accordingly, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale by Fusion Capital of 16,923,077 shares of our common stock on November 25, 2002, and intend to file an amendment to this registration statement on the date of this Form 10-KSB The amount and timing of proceeds that we will receive under the Fusion agreement, if any, is uncertain. We have not received any proceeds from sales to Fusion Capital as of the date of this Form 10-KSB. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

LIQUIDITY

         Project Financing of Planned Wellsville Facility. We will require funding of approximately $130 million to finance construction of our planned Wellsville facility. Of this amount, approximately $120 million is for project costs, including insurance, development, construction and financing costs. The remaining $10 million covers corporate overhead and contingency costs. To obtain this funding, we are actively pursuing several alternative financing structures, including the issuance of additional debt and equity securities and a leveraged lease transaction.

         In the event that we are unable to obtain funding of the $130 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.2 million and deferred offering costs of approximately $1.3 million will be impaired and may be required to be expensed. We are also working with the Swiss Re Financial Products Corporation, an affiliate of Swiss Reinsurance Corporation, to evaluate its willingness to issue a new commitment to provide a "technology and market risk facility" in connection with various financing alternatives currently under consideration for the planned Wellsville facility. Our previous technology and market risk facility commitment from Swiss Re Financial expired October 18, 2002, as expected, in accordance with its terms. Although we believe a commitment to provide a technology and market risk facility will ultimately be necessary to complete the financing activities, we do not anticipate finalizing the issuance of such a commitment until terms of the financing are fully structured. While we will use our best efforts to obtain project financing and a new commitment from Swiss Re Financial, we cannot assure you that our efforts will be successful.

         Under the terms of the commitment that expired on October 18, 2002, Swiss Re Financial committed to provide a facility with two types of contingent subordinated loans to the special purpose subsidiary established to own the Wellsville project. Up to $6 million would be available to the senior project lender in the event of a default by the subsidiary in its scheduled loan payments to the senior project lender resulting from the spread between the cost of the used oil used as feedstock and the revenue received from product sales. In addition, the facility would provide up to $85 million in the event of deficiencies in our technology which would cause the project to under perform to the extent that it could not cover scheduled debt service payments. It also would provide up to $8 million for remedial work due to deficiencies in our technology in order to achieve design specifications. Any amount drawn under the facility would be subordinate to the senior project lender. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Swiss Re technology and market risk cover.

         Joint Venture. The planned French facility is expected to cost the joint venture about $50.0 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. Of the remaining capital requirement, the joint venture expects to finance at least $37.2 million from unaffiliated financial institutions, with the remainder coming from equity investments by us and our European co-venturers. We anticipate approximately $1.9 million will be required to meet our equity share of the project through start-up and construction. We expect to fund our share of the equity through cash on hand and loans from third parties. The assets of the planned French facility would secure these loans and, if requested by the joint venture's lenders, we would be required to guaranty up to 15% of the joint venture's borrowings unless we elect to withdraw from the joint venture. Based on an estimated borrowing of $37.2 million, we would therefore be required to guaranty approximately $5.6 million of the amount borrowed. The joint venture agreements are denominated in Euros and have been translated into U.S. Dollars at a conversion rate of 1 to 1. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the proposed joint venture with Vivendi. Based upon our 15% non-control ownership position in the joint venture, upon making the investment, we will account for it under the equity method of accounting, stated at cost and adjusted for undistributed earnings since the date of investment.

         To continue with our business plan of commercializing our ProTerra technology, we will require additional short-term working capital. Until we obtain project financing, we estimate that we will require approximately $250,000 per month in interim working capital. We have not been generating sufficient cash from operations to fund our operating activities. Presently, our only source of revenues is from the operations of Probex Fluids Recovery. We intend to use the proceeds, if any, that we receive from Fusion Capital under the common stock purchase agreement and any interim financing for our short-term general corporate and working capital requirements. We cannot assure you that such proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

         The extent to which we rely on Fusion Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If we are unable to obtain sufficient financing from Fusion Capital due to prevailing market prices, we will need to secure another source of funding to satisfy our working capital needs. Even if we are able to access the full $20 million under the common stock purchase agreement with Fusion Capital, we will still need additional capital to fully implement our business, operating and development plans, including construction of our planned Wellsville facility and satisfaction of any capital contribution requirements we are required to make in connection with our European joint venture. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table highlights, as of September 30, 2002, our contractual obligations and commitments by type and period:

                                                                                   PAYMENTS DUE BY PERIOD
                                                              -------------------------------------------------------
                                                              LESS THAN 1                                 AFTER 5
CONTRACTUAL OBLIGATIONS                      TOTAL               YEAR        1-3 YEARS      4-5 YEARS      YEARS
-----------------------                   -----------         -----------  -------------- ------------ --------------

Short-Term Debt (1).............          $25,336,327         $25,336,327   $           -           -               -
Long-Term Debt..................            1,148,250             467,626         680,624           -               -
Capital Lease Obligations.......              199,292             115,774          83,518           -               -
Deferred Facility Design Costs (2)          8,796,207           8,796,207               -                           -
                                          -----------         -----------  -------------- ------------ --------------
                                                                                                    -
Total (3).......................          $35,480,076         $34,715,934   $     764,142           -               -
                                          ===========         ===========   =============

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

         As of September 30, 2002, our other commercial commitments are as follows:

                                    TOTAL
 OTHER COMMERCIAL                  AMOUNTS
   COMMITMENTS                    COMMITTED                    AMOUNT OF COMMITMENT EXPIRATION PERIOD
 ----------------                 ---------       ------------------------------------------------------------------
                                                  LESS THAN 1 YEAR       1-3 YEARS       4-5 YEARS     AFTER 5 YEARS
                                                  ----------------       ---------       ---------     -------------
Guaranties(1) ......             $12,200,400        $12,200,400                  --             --             --
Addison, Texas lease             $   532,260        $   106,452         $   212,904    $   150,804             --
Shreveport, Lousiana
    warehouse ......             $   972,000        $    97,200         $   194,400    $   194,400    $   291,600

(1) Represents our guaranties in connection with the 7% senior secured convertible notes issued by Probex Fluids Recovery that have been reclassified from long-term debt to short-term debt.

         We will require funding of up to approximately $130 million to finance construction of our planned Wellsville facility and provide for our working capital needs during the construction and start-up period. Of this amount, approximately $120 million is for project costs, including insurance, development, construction and financing costs. The remaining $10 million will be utilized for working capital during the estimated 22-month construction and start-up period. To obtain this funding, we are actively pursuing two primary financing structures, a leveraged lease transaction and a traditional asset-based loan. Until we obtain project financing, we estimate that we will require approximately $250,000 per month in interim working capital. In addition, approximately $1.9 million will be required to meet our equity share of our European joint venture through start-up and construction of the French facility. We currently have no commitments for project financing or to fund our interim capital during the start-up period. We are working with several groups to provide such funding but we cannot assure you that such proceeds, if any, can be secured or will be sufficient to meet our projected cash flow needs. If the company is unsuccessful in these efforts, it will consider any other options available to it, including filing for protection from creditors under the bankruptcy code. In the event that we are unable to obtain funding of our planned Wellsville facility, our deferred design facility costs of approximately $11.2 million and deferred offering costs of approximately $1.3 million, as of September 30, 2002, will be impaired and may be required to be expensed.


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

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to accounting for debt extinguishments, leases and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. We do not expect that the adoption of this Statement will have a significant impact on our financial position and results of operations.

ITEM 7.  FINANCIAL STATEMENTS



         Filed herewith are our following audited financial statements:

                                                                                                           Page No.
Report of Ernst & Young LLP, Independent Auditors................................................................41

Consolidated Balance Sheet as of September 30, 2002..............................................................42

Consolidated Statements of Operations for the years ended September 30, 2002 and 2001............................43

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002 and 2001..................44

Consolidated Statements of Cash Flows for the years ended September 30, 2002 and 2001............................45

Notes to Consolidated Financial Statements.......................................................................46

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

/s/ Ernst & Young LLP
Dallas, Texas
December 17, 2002

                                  PROBEX CORP.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               SEPTEMBER 30, 2002
ASSETS
Cash and cash equivalents                                                          $    161,398
Accounts receivable                                                                   1,962,515
Inventories                                                                             164,023
Prepaid and other current assets                                                        490,495
                                                                                   ------------
TOTAL CURRENT ASSETS                                                                  2,778,431

Property, plant and equipment - net                                                  13,784,006
Goodwill - net                                                                        5,808,841
Patents - net                                                                           616,697
Investments in affiliate - at equity                                                    727,226
Deferred financing costs  - net                                                       1,149,489
Deferred offering costs                                                               1,348,708
Other assets                                                                          1,174,750
                                                                                   ------------
TOTAL ASSETS                                                                       $ 27,388,148
                                                                                   ============

LIABILITIES
Accounts payable                                                                   $  2,397,746
Accrued expenses                                                                      3,857,462
Deferred facility design costs                                                        8,796,207
Current maturities of capital lease obligations                                         115,774
Short-term debt - net of note discount                                               24,348,335
Current maturities of long-term debt                                                    467,626
Deferred revenue                                                                         10,496
                                                                                   ------------
TOTAL CURRENT LIABILITIES                                                            39,993,646

Capital lease obligations, long-term                                                     83,518
Long-term debt                                                                          680,624
                                                                                   ------------
TOTAL LIABILITIES                                                                    40,757,788

COMMITMENTS AND CONTINGENCIES                                                                --

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 authorized:
Series A 10% cumulative convertible preferred stock, 550,000 shares authorized:
Issued - 532,500 at Sep. 30, 2002                                                           533

Common stock, $0.001 par value, 100,000,000 shares authorized:
Issued-38,901,657 at Sep. 30, 2002                                                       38,902
Additional paid in capital                                                           40,813,008
Deferred stock compensation expense                                                    (143,981)
Accumulated deficit                                                                 (53,813,695)
Less: treasury stock (common: 265,381 shares at Sep. 30, 2002 at cost                  (264,407)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                (13,369,640)
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $ 27,388,148
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

                                  PROBEX CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     Preferred Stock               Common Stock
                                             ----------------------------    ---------------------------     Additional
                                                Shares                          Shares                        Paid In
                                                Issued          Amount          Issued         Amount         Capital
                                             ------------    ------------    ------------   ------------    ------------
BALANCE AT SEPTEMBER 30, 2000                     535,000    $        535      25,531,137   $     25,530    $ 20,203,826

     Issued for consulting services                                                43,373             43          83,051

     Issued for conversion of debt                                              1,099,107          1,099       1,537,234

     Issued from private stock sale                                             1,528,572          1,529       1,830,563

     Issued from exercise of Warrants                                             283,773            284         223,487

     Issued from exercise of Stock Options                                        326,666            327         163,006

     Issued from conversion of
       Preferred Stock                             (2,500)             (2)         13,333             13             (11)

     Preferred Stock dividend paid out
       in Common Stock                                                            356,671            357         534,650

     Debenture note interest paid out
       in Common Stock                                                            741,534            742         875,345

     Bridge note interest paid out
       in Common Stock                                                            756,519            757         147,180

     Preferred Stock dividend accrual

     Warrants granted to directors and
       advisory directors                                                                                         17,403

     Warrants granted to non employees                                                                         1,347,357

     Amortization related to employee
       stock options

     Additional paid in capital related
        to interest expense on 7%
         convertible debentures                                                                                3,125,000

     Discounts related to warrants
        attached to bridge loans                                                                               2,634,049

     Net loss
                                             ------------    ------------    ------------   ------------    ------------
BALANCE AT SEPTEMBER 30, 2001                     532,500    $        533      30,680,685   $     30,681    $ 32,722,140

     Issued from private stock sale                                             2,255,672          2,256       1,250,321

     Issued from exercise of Stock Options                                        183,394            183          91,514

     Issued for consulting services                                             2,239,472          2,241         929,340

     Issued for conversion of debt                                                399,466            400         299,200
     Preferred Stock dividend accrual

     Preferred Stock dividend paid out
       in Common Stock                                                            355,004            354         532,146

     Debenture note interest paid out
       in Common Stock                                                          1,894,432           1,894      1,250,990

     Bridge note interest paid out
       in Common Stock                                                            893,532             893        598,358

     Re-pricing warrants and preferred
       stock conversion price                                                                                    147,447

     Amortization related to employee
       stock options

     Deferred Stock Expense adjustment
       from terminated employees                                                                                 (64,845)

     Discounts related to warrants
       attached to bridge loans                                                                                3,056,397

     Net loss


BALANCE AT SEPTEMBER 30, 2002                     532,500    $        533      38,901,657   $     38,902    $ 40,813,008
                                             ============    ============    ============   ============    ============



                                               Deferred                            Treasury Stock                  Total
                                                 Stock       Accumulated     ----------------------------     Stockholders'
                                                Expense        Deficit          Shares          Amount       Equity (Deficit)
                                             ------------    ------------    ------------    ------------    ----------------
BALANCE AT SEPTEMBER 30, 2000                $ (1,233,153)    (14,638,046)        (62,690)   $       (627)   $      4,358,065

     Issued for consulting services                                                                                    83,094

     Issued for conversion of debt                                                                                  1,538,333

     Issued from private stock sale                                                                                 1,832,092

     Issued from exercise of Warrants                                              (8,242)        (15,000)            208,771

     Issued from exercise of Stock Options                                        (96,079)       (163,333)                 --

     Issued from conversion of
       Preferred Stock                                                                                                     --

     Preferred Stock dividend paid out
       in Common Stock                                                                                                535,007

     Debenture note interest paid out
       in Common Stock                                                                                                876,087

     Bridge note interest paid out
       in Common Stock                                                                                                147,937

     Preferred Stock dividend accrual                            (535,021)                                           (535,021)

     Warrants granted to directors and
       advisory directors                                                                                              17,403

     Warrants granted to non employees                                                                              1,347,357

     Amortization related to employee
       stock options                              685,637                                                             685,637

     Additional paid in capital related
        to interest expense on 7%
         convertible debentures                                                                                     3,125,000

     Discounts related to warrants
        attached to bridge loans                                                                                    2,634,049

     Net loss                                                 (16,475,291)                                        (16,475,291)
                                             ------------    ------------    ------------    ------------    ----------------
BALANCE AT SEPTEMBER 30, 2001                $   (547,516)    (31,648,358)       (167,011)       (178,960)   $        378,520

     Issued from private stock sale                                                                                 1,252,577

     Issued from exercise of Stock Options                                        (98,370)        (85,447)              6,250

     Issued for consulting services                                                                                   931,581

     Issued for conversion of debt                                                                                    299,600
     Preferred Stock dividend accrual                                            (531,454)                           (531,454)

     Preferred Stock dividend paid out
       in Common Stock                                                                                                532,500

     Debenture note interest paid out
       in Common Stock                                                                                              1,252,884

     Bridge note interest paid out
       in Common Stock                                                                                                599,251

     Re-pricing warrants and preferred
       stock conversion price                                                                                         147,447

     Amortization related to employee
       stock options                              338,690                                                             338,690

     Deferred Stock Expense adjustment
       from terminated employees                   64,845                                                                  --

     Discounts related to warrants
       attached to bridge loans                                                                                     3,056,397

     Net loss                                                (21,633,883)                                         (21,633,883))
                                                                                                             ----------------

BALANCE AT SEPTEMBER 30, 2002                $   (143,981)   (53,813,695))       (265,381)       (264,407)        (13,369,640)
                                             ============    ===========     ============    ============    ================

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

                          PROBEX CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.       HISTORY AND NATURE OF BUSINESS

         We are a technology-based renewable resource company that has developed a patented process that enables us to produce high-quality lubricating base oils from collected used lubricating oils in an environmentally beneficial and economical manner. While our primary business will be the production of high-quality lubricating base oils and associated products from collected used lubricating oils, we currently operate in a single industry segment, the collection and sales of used lubricants in the United States.

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

         We have not commercially offered for sale any of our reprocessed lubricating base oil products and will not do so until after we secure project financing and our planned Wellsville reprocessing facility is completed. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance testing period of an additional five months. We currently derive all of our revenue from the services provided by our used oil collection subsidiary, Probex Fluids Recovery, Inc. Through this subsidiary, we buy and resell used lubricating oil primarily in Kentucky, Ohio and certain portions of a select number of states in the southern and southeastern United States. Our resale of used lubricating oil is primarily to utility power plants, industrial plants, and asphalt plants where the oil is burned to generate heat and electricity. We do not believe our revenue from the collection and sale of used lubricating oil will reflect the allocation of revenue we expect from our future lines of business.

         We do not currently have sufficient financial resources to fund our operations. We will require substantial additional capital to fund our future operations and construction of our planned reprocessing facilities. We can give you no assurances that this additional capital will be available in sufficient amounts or at all when needed.

         We will require funding of up to approximately $130 million to finance construction of our planned Wellsville facility and provide for our working capital needs during the construction and start-up period. Of this amount, approximately $120 million is for project costs, including insurance, development, construction and financing costs. The remaining $10 million will be utilized for working capital during the estimated 22-month construction and start-up period. To obtain this funding, we are actively pursuing two primary financing structures, a leveraged lease transaction and a traditional asset-based loan. Until we obtain project financing, we estimate that we will require approximately $250,000 per month in interim working capital. In addition, approximately $1.9 million will be required to meet our equity share of our European joint venture through start-up and construction of the French facility. We currently have no commitments for project financing or to fund our interim capital during the start-up period (see Note 12). We are seeking funding for the construction of our planned Wellsville facility.

We can give no assurance that we will be successful in securing project financing for this facility. In the event that we are unable to obtain funding of the $130.0 million required to finance construction of our planned Wellsville facility, our deferred design facility costs of approximately $11.2 million and deferred offering costs of approximately $1.3 million, as of September 30, 2002, will be impaired and may be required to be expensed. Moreover, our option agreement to purchase the 22 acre site near Wellsville, where we plan to locate our planned facility, currently expires on February 28, 2003. If we have not exercised our option by that date and are unable to renew our option to purchase the Wellsville, Ohio site beyond February 28, 2003 and are forced to seek another location for the planned facility, we may be required to restart the process of obtaining appropriate permits for construction and use of the surrounding land. If we must locate another site for the planned facility, then our timeline for completing construction would also be lengthened and our costs may increase, which would have a material adverse effect on our future prospects. Our initial capital contribution for our European joint venture will be funded from cash on hand and third party loans. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Wellsville site purchase option.

         The extent to which we rely on Fusion Capital (See Note 8) as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. We cannot assure you that funding will be available under our common stock purchase agreement with Fusion Capital in sufficient amounts or at all when needed due to a number of factors. For example, our continued access to financing under our common stock purchase agreement with Fusion Capital requires that a registration statement be declared effective and remain effective. We can give you no assurance that the registration statement we filed with the Securities and Exchange Commission to register the resale of shares sold to Fusion Capital under the common stock purchase agreement will be declared effective or remain effective. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

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

         We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. One of the holders of our 7% senior secured convertible notes has claimed that an event of default has occurred and is continuing under those notes. We believe that this note holder's claims are without merit and intend to vigorously defend any action that such note holder might in the future bring against us. A default under this note or any of our other borrowings could have a material adverse effect on the market value and marketability of our common stock since our lenders would have the ability to require that we immediately pay all outstanding indebtedness. If the lenders require immediate payment, we will not have sufficient assets to satisfy our obligations. An event of default under our indebtedness or related documents may also trigger an event of default under our common stock purchase agreement with Fusion Capital, which could give Fusion Capital the right to stop purchasing our common stock. In addition, we have pledged all of our assets, including our intellectual property, to secure some of our borrowings. As a result, a foreclosure upon or a sale of these assets would result in the termination of our business. We can make no assurance that we will not default under any of our indebtedness in the future. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

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

                                           YEAR ENDED SEPTEMBER 30,
                                      --------------------------------
                                          2002                2001
                                      ------------      --------------
Reported net loss .................   $(21,633,883)     $  (16,475,291)

Goodwill Amortization .............             --             422,550
                                      ------------      --------------
Adjusted net loss .................   $(21,633,883)     $  (16,052,741)
                                      ============      ==============

Reported net loss per share .......   $      (0.64)     $        (0.61)
Goodwill Amortization per share ...             --                0.01
                                      ------------      --------------
Adjusted net loss per share .......   $      (0.64)     $        (0.60)
                                      ============      ==============

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

REVENUE RECOGNITION

         Revenue is recognized when title passes to the customer, typically upon delivery. Title to used oil generally transfers to a customer when the customer accepts our delivery of the used oil shipment.

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

         The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                  YEAR ENDED SEPTEMBER 30,
                              ------------------------------
                                  2002              2001
                              ------------      ------------
 Loss                         $ 21,633,883      $ 16,475,291
 Preferred Dividends               531,454           535,021
                              ------------      ------------
 Loss available to common       22,165,337        17,010,312
                              ============      ============
 Shares (Denominator)           34,715,595        27,832,334
                              ------------      ------------
 Loss Per Share               ($      0.64)     ($      0.61)
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

RECLASSIFICATIONS

         Certain accounts have been reclassified to conform to the current period's presentation.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 2002 consisted of the following.

Land and land improvements.............................           $   161,190
Buildings and leasehold improvements...................               368,183
Machinery and equipment................................             4,449,873
Deferred facility design costs.........................            11,151,490
                                                                  -----------
                                                                   16,130,736
Accumulated depreciation...............................            (2,346,730)
                                                                  -----------
                                                                  $13,784,006
                                                                  ===========

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

4.       SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

Our short-term debt at September 30, 2002 consisted of the following:

$3,000,000 of notes payable, dated February 20, 2001, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $0 ...........     $ 3,000,000
$1,830,000 of notes payable, dated April to July 2001, bearing interest
  at 12% per annum due February 28, 2003, net of unamortized discount of $0 ....     $ 1,830,000
$3,000,000 of convertible notes payable, dated September 7, 2001, bearing interest at 12% per annum due February 28, 2003, net of
  unamortized discount of $0 ...................................................     $ 3,000,000

$500,000 note payable, dated September 13, 2001, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $0 ...........     $   500,000
$3,000,000 note payable, dated March 29, 2002, bearing interest at 12% per annum
  due February 28, 2003, net of unamortized discount of $444,951................     $ 2,555,049
$200,000 of notes payable, dated April 3, 2002, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $10,172 ......     $   189,828
$1,523,491 of notes payable, dated July to September 2002, bearing interest at
  12% per annum due February 28, 2003, net of unamortized
  discount of $532,869 .........................................................     $   990,622
$50,000 of notes payable, dated September 16, 2002, bearing interest at
  8% per annum due September 16, 2003, net of unamortized discount of
  of $0                                                                              $    50,000
7% Senior Secured Convertible Notes ............................................     $12,200,400
$75,000 line of credit .........................................................     $    32,436
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

         The conversion price of the notes at September 30, 2002 was $0.75 per share.

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

         JPW Opportunity Fund, L.P., a noteholder who holds a note in the aggregate principal amount of $1,000,000, did not at that time waive the default resulting from our not securing commitments for project financing by September 30, 2001. Subsequently, however, he executed an amendment and waiver and consent, which, among other things, waived this default. As a result, we currently believe that such noteholder's claims are without merit and intend to vigorously defend any action sought by such noteholder. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to defaults on our senior debt securities.

         On June 30, 2002, two of the 7% senior secured convertible notes totaling $299,600 aggregate principal amount were converted into the company's common stock.

LONG-TERM DEBT

Our long-term debt at September 30, 2002 consists of the following:

8% Acquisition note ..........     $ 1,148,250
Less current portion .........        (467,626)
                                   -----------
                                   $   680,624
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

WARRANTS TO PURCHASE OUR COMMON STOCK

         The following table summarizes activity related to warrants and contingent warrants as of September 30, 2002:


                                     NUMBER OF SHARES      AVERAGE PRICE         AVERAGE LIFE
                                    ------------------  ------------------      -------------
Balance at September 30, 2000.......         4,847,604                1.38                .72
Granted.............................         5,970,905                1.50               3.42
Exercised...........................           283,773                 .79                .00
Expired/Canceled....................            35,483                1.00                .00
                                    ------------------  ------------------      -------------
Balance at September 30, 2001.......        10,499,253                1.47               2.31
Granted.............................        18,843,099                 .76               4.28
Exercised...........................                 0                 .00                .00
Expired / Canceled..................         6,284,560                1.41               3.04
                                    ------------------  ------------------      -------------
Balance at September 30, 2002.......        23,057,792                 .90               3.72
                                    ==================  ==================      =============

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


         The following table summarizes activity related to options:

                                   NUMBER OF SHARES   WEIGHTED AVERAGE
                                   ----------------   ----------------
Balance at September 30, 2000......    5,338,000      $     1.3493
  Granted .........................    1,294,000            2.0045
  Exercised .......................      326,666            0.5000
  Forfeited .......................       45,000            1.3216
                                       ---------      ------------
Balance at September 30, 2001......    6,260,334      $     1.5483
  Granted .........................    1,009,848            0.8412
  Exercised .......................      183,394            0.5000
  Forfeited .......................      922,940            1.2356
                                       ---------      ------------
Balance at September 30, 2002......    6,163,848      $     1.5105
                                       =========      ============

         All options to purchase our common stock issued to employees during the year ended September 30, 2002 were issued with exercise prices equal to or greater than fair market value on the date of issuance.

         The terms of options to purchase our common stock are summarized below:


                                                             WEIGHTED AVERAGE      WEIGHTED AVERAGE
     RANGE OF EXERCISE PRICES            NUMBER GRANTED      CONTRACTUAL LIFE        OPTION PRICE            TOTAL
     ------------------------            --------------      ----------------      ----------------       ----------
Granted at Market Value
  less than $1.00....................         2,462,500             7.4                 0.479              1,178,780
  at $1.01 to $1.99..................           840,765             8.3                 1.671              1,404,755
  at $2.00 to $2.99..................           805,000             8.0                 2.365              1,903,651
  at $3.00 to $3.99..................           113,500             7.6                 3.735                423,938
  at $4.00 to $4.99..................             3,333             7.3                 4.813                 16,040

Granted below Market Value
  $1.00 to $1.99.....................           613,750             7.7                 1.875              1,150,781
  $2.00 to $2.99.....................         1,165,000             7.9                 2.348              2,735,039
  $3.00 to $3.99.....................           160,000             8.4                 3.023                483,750
                                              ---------                                                   ----------
                                              6,163,848                                                   $9,296,734
                                              =========                                                   ==========

         At September 30, 2002, exercisable options are as follows:

RANGE OF EXERCISE PRICES                                      NUMBER EXERCISABLE
                                                              ------------------
Granted at Market Value
  at less than $1.00 per share..........................            564,333
  at $1.00 to $1.99 per share...........................            458,655
  at $2.00 to $2.99 per share...........................            365,315
  at $3.00 to $3.99 per share...........................            107,329
  at $4.00 to $4.99 per share...........................              3,333
                                                                  ---------
                                                                  1,498,965

Granted below Market Value
  at $1.875 to $1.999...................................            271,666
  at $2.00 to $2.99.....................................            710,060
  at $3.00 to $3.99.....................................             40,000
                                                                  ---------
                                                                  1,021,726
                                                                  =========

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

                                         YEAR ENDED SEPTEMBER 30,
                                     --------------------------------
                                         2002                2001
                                     ------------      --------------
Net loss as reported ...........     $(21,633,833)     $  (16,475,291)
                                     ============      ==============
  Pro forma ....................     $(23,460,717)     $  (17,490,995)
                                     ============      ==============
Loss per common share (basic and
diluted) as reported ...........     $      (0.64)     $        (0.61)
                                     ============      ==============
  Pro forma ....................     $      (0.68)     $        (0.65)
                                     ============      ==============

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

6.       INCOME TAXES

         The components of deferred tax assets and liabilities at September 30 are as follows:

                                        2002              2001
                                    ------------      ------------
Deferred tax assets
  Issuance of options ............. $    582,875      $    467,720
  Issuance of warrants ............      255,521           255,521
  Reserve for doubtful accounts....      131,027                --
  Depreciation and amortization....       19,766                --
  Net operating loss ..............   17,073,122         9,769,990
                                    ------------      ------------
Total deferred tax assets .........  (18,062,311)       10,493,231
Valuation allowance ...............  (18,062,311)      (10,490,057)
                                    ------------      ------------
Net deferred tax asset ............           --             3,174
  Deferred tax liability ..........           --                --
  Depreciation and amortization....           --            (3,174)
                                    ------------      ------------
Net deferred tax asset ............ $         --      $         --
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

         Our income tax expense (benefit) for the years ended September 30 differed from the statutory federal tax rate as follows:

                                                           2002             2001
                                                       -----------      -----------
Statutory rate applied to loss before income taxes.... $(7,355,520)     $(5,594,119)
State income tax expense .............................          --           22,000
Warrant issuance costs ...............................          --               --
Other ................................................    (216,734)           3,414
Increase in valuation allowance ......................   7,572,254        5,590,705
                                                       -----------      -----------
Income tax expense ................................... $        --      $    22,000
                                                       ===========      ===========

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

         Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by us as of September 30, 2002, were:

                                          MINIMAL LEASE COMMITMENTS
                                         --------------------------
                                          CAPITAL         OPERATING
                                         ----------      ----------
Fiscal
2003 ..................................  $  132,915      $  983,415
2004 ..................................      38,729         697,903
2005 ..................................      25,344         578,928
2006 ..................................      25,344         306,694
2007 ..................................       6,787         141,554
After 2007 ............................          --         291,600
                                         ----------      ----------
Total minimum lease payments ..........     229,119      $3,000,095
                                                         ==========
Less amounts representing interest ....     (29,827)
                                         ----------
Present value of net minimum capital
  lease payments ......................  $  199,292
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

         On August 29, 2002, we entered into a common stock purchase agreement with Fusion Capital pursuant to which Fusion Capital agreed to purchase, on each trading day during the term of the agreement, up to $25,000 of our common stock up to an aggregate of $20.0 million. Fusion Capital is not obligated to purchase our stock in the event that the purchase price falls below $0.20 per share or if we are otherwise in default under the Fusion agreement. Additionally, Fusion Capital is not required under the common stock purchase agreement to begin purchasing shares until the Securities and Exchange Commission has declared effective a registration statement relating to at least 15,000,000 shares of our common stock. Accordingly, we filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register the resale by Fusion Capital of 16,923,077 shares of our common stock on November 25, 2002, and intend to file an amendment to this registration statement on the date of this Form 10-KSB. The amount and timing of proceeds that we will receive under the Fusion agreement, if any, is uncertain. We have not received any proceeds from sales to Fusion Capital as of the date of this Form 10-KSB. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to the Fusion transaction.

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

         Global Emerging Markets, a placement agent, has asserted a claim for fees due in the amount of $1.4 million in cash and warrants to purchase 20,000,000 shares of common stock for providing alleged brokerage services in connection with our transaction with Fusion Capital. We believe these claims are without merit. At the current time, no litigation or arbitration has been filed regarding the claim. We cannot predict whether any proceedings will be filed and the outcome of any such proceedings.

         See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to material litigation.

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

Customers representing over 10% of revenue were as follows:

                                                                                                2002        2001
Wal-Mart.............................................................................             17%         14%

We had $186,405 in trade accounts receivable from this customer at September 30, 2002.

Suppliers representing over 10% of purchases of used oil were as follows:

                                                                                                2002        2001
Akron Canton Waste Oil...............................................................             25%         17%
Oil Recovery Services................................................................              3%         12%
Central Ohio Oil.....................................................................              8%         10%
Thompson Oil.........................................................................             11%          9%

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

         One officer received a $100,000 loan from us in December 2000, and we hold as collateral for the loan all of our options and warrants held by the officer. The loan bears interest at the prime rate of the Bank of America per annum and is payable in full on December 31, 2002. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to Mr. Hall's loan.

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

         As disclosed in our recent press releases and public filings, the company has been working with the Swiss Re Group to evaluate its willingness to issue a new commitment to provide a technology and market risk facility as part of the project financing. The purpose of the technology and market risk facility is to protect potential project lenders from certain risks associated with funding the construction and start-up process. Swiss Re has now informed us that it will not provide a technology and market risk facility. Without this or another comparable commitment, we believe that the probability of obtaining financing for our Wellsville, Ohio facility is reduced.

         The American Stock Exchange has informed us that a review of our most recent Annual Report of Form 10-KSB indicates that we do not meet certain of the exchange's continued listing standards. On March 14, 2003 we submitted a plan to the American Stock Exchange, in an effort to demonstrate to the exchange that we will return to compliance with the exchange's listing standards within an 18-month period. We have not received feedback from the American Stock Exchange regarding the compliance plan we submitted, and there can be no assurance that we will be able to retain our listing on the American Stock Exchange.

         On December 6, 2002, we entered into a joint venture arrangement with two subsidiaries of a European company to build and operate used oil-reprocessing facilities using our patented ProTerra process in Europe. Our joint venture partners, SARP, S.A. and SARP Industries, S.A., are subsidiaries of Vivendi Environnement. The first phase of the project would require the satisfaction of several commencement conditions, which must be fulfilled in order for the project to proceed to construction. The planned French facility is expected to cost the joint venture about $50 million to develop, build and startup. As part of the agreements creating the joint venture, we agreed to make an initial contribution of $159,300 reflecting 15% of the development expenses incurred as of October 31, 2002. In addition, we anticipate that approximately $1.9 million would be required to fund our equity share of the project through start-up and construction. As a result of several recent events affecting our financial condition, we do not have enough funds to meet our obligations under the joint venture agreements and currently do not anticipate that we will be able to meet our obligations under these agreements in the near future. On March 7, 2003, Vivendi notified us that we are in default under the joint venture agreements in a manner that justifies the termination of the agreement governing our investment in the joint venture entity. Specifically Vivendi alleges that we defaulted on our obligation to make the capital contributions required by the agreement. In addition, Vivendi alleges that we have defaulted on our obligations under the technology license agreement and that Vivendi intends to hold us responsible for any losses arising from the default.

         In addition, as previously reported, we had two registration statements under review at the Securities and Exchange Commission. On November 26, 2002 we filed the first registration statement with the Securities and Exchange Commission for a proposed public offering by Fusion Capital Fund II, LLC, of up to 16,923,077 shares of Probex common stock which were to be sold to Fusion Capital Fund II, LLC, under the terms of a previously announced common stock purchase agreement. In light of several recent developments affecting our financial condition, we believed it highly unlikely that we would be able to satisfy the conditions required for Fusion Capital's funding obligation to commence. A second registration statement was filed with the SEC on January 3, 2003 to register for resale 51,077,885 shares of common stock held by investors with registration rights that were triggered by the filing of the Fusion Capital registration statement. On February 6, 2003, we received a letter from Fusion Capital formally terminating its common stock purchase agreement with us. On February 7, 2003, we filed Forms RW with the SEC, requesting that both of the registration statements be withdrawn.

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

         We were granted Russian patent number 2000129675 on January 5, 2003.

         On January 28, 2003, Les Van Dyke, our Vice President of Investor Relations left the company as part of a downsizing and streamlining of our operations. As a result of this streamlining, as of March 14, 2003, we had a total of 71 full time employees, of which 53 were in operations, 7 were in sales and marketing, and 11 were in finance and administration.

         On January 28, 2003, we entered into a settlement agreement with McClain Group Leasing, Inc. As part of the settlement, each party released all claims it had against the other party, contingent upon fulfillment of the terms of the settlement agreement, including, but not limited to the payment by Probex to McClain of $28,074 in three equal installments due January 28, 2003, February 20, 2003 and March 20, 2003. The first two installment payments were delivered to McClain on January 28 and February 20, 2003. On January 31, 2003, the district court signed an order based on a joint motion of the parties, dismissing each party's claims against the others and removing the case from the docket.

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

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table sets forth the names of our directors and executive officers, their ages and their positions, as of the date of this Form 10-KSB.

NAME                                              AGE                                  POSITION
----                                              ---                                  --------
Charles M.  Rampacek.................              59            Chairman of the Board, President, Chief Executive
                                                                   Officer and Director
Dr.  Bob G.  Gower...................              65            Director
Ron W.  Haddock......................              61            Director
Nicholas W.  Hollingshad.............              47            Director
Thomas G.  Murray....................              44            Director
William A.  Searles..................              59            Director
Ronald J.  Tiso......................              55            Director
Roger D.  Arnold.....................              47            Senior Vice President and General Counsel
Bruce A.  Hall.......................              46            Senior Vice President, Chief Financial Officer and
                                                                   Secretary
Martin R.  MacDonald.................              40            Senior Vice President of Technology and Business
                                                                   Development
David J.  McNiel.....................              49            Senior Vice President of Operations


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

         Nicholas W. Hollingshad was an advisory director of our company from April 1999 until January 2002, when he became one of our directors. He is the operations director of Environmental Resources Management, an international environmental engineering and consulting firm, and has over 20 years of industrial environmental engineering experience. Mr. Hollingshad has been employed by Environmental Resources Management since June 1986, having served as manager of the Dallas office from May 1991 to March 2001, operations director since March 2001 and as office manager of an affiliated company from January 1997 to March 2001. Over an eight-year period prior to joining Environmental Resources Management, he held a variety of process engineering and management positions at two major U.S. petroleum refineries. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to Mr. Hollingshad.

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

         Lester F. Van Dyke, Vice President of Investor Relations, joined us in October 2000. For the previous 15 years, Mr. Van Dyke served as director, investor relations and corporate communications for Battle Mountain Gold Company where he was responsible for the development and implementation of its worldwide investor communications programs. From 1973 to 1985, Mr. Van Dyke held various communications positions of increasing responsibility with the Pennzoil Company. He also held communications positions at Texaco Inc. and the Oil & Gas Journal. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for a discussion of recent developments related to Mr. Van Dyke.

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
                                                                      Ronald J. Tiso
Class III...........................                 2004           Charles M. Rampacek and Dr.  Bob G. Gower

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

SUMMARY COMPENSATION TABLE


                                                             ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                             -------------------            ----------------------
                                       FISCAL YEAR
                                          ENDED                                             SECURITIES UNDERLYING
                                         SEPT. 30                 SALARY ($)                    OPTIONS/SAR (#)
                                       ------------               ----------                ----------------------

Charles M. Rampacek
  Chairman of the Board,
  President and CEO................        2002                    185,804(1)                            --
                                           2001                    181,284                               --
                                           2000                     30,462(2)                     1,010,000(3)(4)
Bruce A. Hall
  Sr. Vice President, CFO and
   Secretary.....................          2002                    123,131(5)                            --
                                           2001                    115,820                           55,000(6)
                                           2000                     81,796                          200,000(7)
Martin R. MacDonald
  Sr. Vice President of
   Technology & Business
   Development...................          2002                    116,496(8)                            --
                                           2001                    115,820                               --
                                           2000                     93,911                          100,000(9)
David J. McNiel
  Sr. Vice President of Operations
                                           2002                    116,621(10)                           --
                                           2001                    115,820                          400,000(11)
                                           2000                         --                               --
Roger D. Arnold
   Sr. Vice President and
   General Counsel...............          2002                      7,211.55(12)                   325,000(13)
                                           2001                         --                               --
                                           2000                         --                               --

---------------

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

(12) Represents Mr. Arnold's salary from September 9, 2002, the date he joined us as Senior Vice President and General Counsel, until September 30, 2000.

(13) Represents options to purchase 325,000 shares of our common stock granted on September 9, 2002, of which 108,333 shares vest on September 9, 2003, 108,333 shares vest on September 9, 2004 and the remaining 108,334 shares vest on September 9, 2005.

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

                                          NUMBER OF SECURITIES
                                    UNDERLYING UNEXERCISED OPTIONS AT            VALUE OF UNEXERCISED IN-THE-MONEY OPTION
                                           FISCAL YEAR END (#)                              AT FISCAL YEAR END(3)
                                 -----------------------------------------       -----------------------------------------

NAME                                   EXERCISABLE         UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
----                                   -----------         -------------          -----------          -------------
Charles M. Rampacek(1)(2)........         610,000            400,000                   $0                 $      0
Bruce A. Hall(4)(5)(6)...........         143,333            256,667                   $0                 $ 39,150
Martin R. MacDonald(7)(8)........          75,000            395,000                   $0                 $ 99,900
David J. McNiel(9)...............         200,000            200,000                   $0                 $      0

---------------
(1) Includes options to purchase 10,000 shares of common stock at an exercise price of $3.437 per share, granted upon his election to the board of directors under the director compensation plan adopted by the board of directors on March 30, 2000. These shares represent compensation for Mr. Rampacek's services as a director and do not relate to his services provided as our current President and Chief Executive Officer.

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

(3) Value based upon $0.77, the closing price of our common stock on September 30, 2002.

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

(8) Includes options to purchase 370,000 shares of common stock granted on June 30, 1999. Of the shares subject to these options, 20% vest 30 days after financing is secured for our planned Wellsville facility. An additional 20% vest 30 days after the Wellsville facility becomes operational. An additional 20% vest 30 days after the planned Wellsville facility has shown a full three months of net income. An additional 20% will vest 30 days after the three-month average fair market value of our common stock has exceeded $5.00 per share. The remaining 20% will vest on June 30, 2008. In addition, within 60 days following any of the vesting dates, the CEO shall accelerate the vesting of between 0-5% of the aggregate number of option shares. The CEO shall determine the percentage of shares that vest at that time based upon his evaluation of Mr. MacDonald's contribution to the Company during the period from the date of grant to the relevant vesting date. The exercise price for the shares subject to these options is $.50 per share.

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

         NAME                                       NUMBER OF SHARES
         ----                                       ----------------
         Bob G. Gower........................             25,000
         Thomas G. Plaskett (former
          director) .........................
                                                          25,000
         Thomas G. Murray....................             25,000
         Nicholas W. Hollingshad.............             35,000(1)
         William A. Searles..................             35,000(1)
         Ron W. Haddock......................             35,000(1)
         Ronald D. Tiso......................             35,000(1)

---------------
(1) Each of these directors received an option to purchase 10,000 shares of our common stock upon their appointment to our board of directors, in accordance with our board of directors compensation program.

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

                                                                                                NUMBER OF SECURITIES
                                                                                                 REMAINING AVAILABLE
                                                                                                 FOR FUTURE ISSUANCE
                                                  NUMBER OF SECURITIES                              UNDER EQUITY
                                                   TO BE ISSUED UPON       WEIGHTED AVERAGE      COMPENSATION PLANS
                                                      EXERCISE OF          EXERCISE PRICE OF         (EXCLUDING
                                                  OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                                                  WARRANTS AND RIGHTS     WARRANTS AND RIGHTS    IN FAR LEFT COLUMN)
                                                  -------------------     -------------------       ----------------
Equity compensation plans approved by security
  holders....................................              8,750,000                1.5105                2,586,152
Equity compensation plans not approved by
  security holders...........................                     --                    --                       --
                                                           ---------               -------                ---------
     Total...................................              8,750,000                1.5105                2,586,152

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

                  NAME AND ADDRESS                         AMOUNT AND NATURE
                OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER            PERCENT OF CLASS
                -------------------                       -------------------            ----------------
Zesiger Capital Group LLC........................            13,338,343 (1)                    27.1%
320 Park Avenue, 30th Floor
New York, NY 10022

General Conference of ...........................            11,074,070 (2)                    23.9%
Seventh-day Adventists
12501 Old Columbia Pike
Silver Spring, MD 20904


                  NAME AND ADDRESS                         AMOUNT AND NATURE
                OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER            PERCENT OF CLASS
                -------------------                       -------------------            ----------------

HSB Engineering Finance Corp......................            2,796,114 (3)                     7.2%
One State Street
Hartford, CT  06102

Bechtel Group, Inc................................            3,264,192 (4)                     8.2%
P.O.  Box 193965
San Francisco, CA 94119

Charles M. Rampacek..............................             1,038,341 (5)                     2.6%
Bob G. Gower.....................................                92,000 (6)                     *
Thomas G. Murray.................................             1,735,797 (7)                     4.4%
Nicholas W. Hollingshad..........................               344,730 (8)                     *
William A. Searles...............................             1,072,195 (9)                     2.7%
Ron W. Haddock...................................                99,603 (10)                    *
Ronald J. Tiso...................................               140,091 (11)                    *
Bruce A. Hall....................................               467,414 (12)                    1.2%
Martin R. MacDonald..............................               906,583 (13)                    2.4%
David J. McNiel..................................               595,849 (14)                    1.5%
All executive officers and directors as a group..             6,492,601 (15)                  16.49%

---------------
*Represents beneficial ownership of less than 1% of our outstanding common stock. None of the named executive officers or directors owns shares of our Series A preferred stock.

(1) Common stock ownership based upon Schedule 13G, Amendment No. 2, filed on August 9, 2002. Includes 9,600,267 shares of common stock issuable upon conversion of our 7% senior secured convertible notes due November 2004, assuming a conversion price of $0.75, which are convertible at any time at the option of the holders. Includes 525,000 shares of common stock issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Zesiger Capital Group LLC disclaims beneficial ownership of all of these securities. Such securities are held in discretionary accounts which Zesiger Capital Group LLC manages. Excludes convertible promissory notes of $2,500,000 aggregate principal amount that are convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

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

(3)      Based on Schedule 13G, filed on February 14, 2001.

(4) Includes 2,289,192 shares of common stock held by United Infrastructure Company, LLC, a wholly-owned subsidiary of Bechtel Group, Inc. Includes 775,000 shares of common stock issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Includes 200,000 shares of common stock and 200,000 shares of common stock issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002 held by Bechtel Corporation, a wholly-owned subsidiary of Bechtel Group, Inc. Excludes a convertible promissory note in the principal amount of $1,500,000 that is convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

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

(13) Includes 75,000 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002 and 77,647 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002. Excludes 395,000 shares issuable upon exercise of stock options that have not vested.

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

(15) Represents ten persons and includes 1,396,666 shares issuable upon the exercise of stock options that have already vested or will vest within 60 days of December 3, 2002, 644,430 shares issuable upon the exercise of warrants that have already vested or will vest within 60 days of December 3, 2002, 533,333 shares issuable upon conversion of $400,000 in principal amount of our 7% senior secured convertible notes due November 2004, assuming a conversion price of $0.75. Includes 40,011 shares of common stock and 826,350 shares issuable upon exercise of warrants and 133,333 shares of common stock issuable upon conversion of 25,000 shares of Series A preferred stock for which the executive officer or director exercises voting rights but disclaims beneficial ownership. Excludes 1,283,334 shares issuable upon the exercise of stock options that have not vested and convertible promissory notes in $306,000 aggregate principal amount that are convertible upon the consummation of project financing for our initial facility at a conversion price based upon such financing.

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

         Bruce Hall, our Senior Vice President, Chief Financial Officer and Secretary received a $100,000 loan from us in December 2000, and we hold as collateral for the loan all of Mr. Hall's options and warrants to purchase our common stock. The loan bears interest at the prime rate of the Bank of America per annum and is payable on December 31, 2002. The outstanding principal balance and accrued but unpaid interest on this note is payable in one lump sum on the date of maturity. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to Mr. Hall's loan.

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

         Mr. Rampacek, Mr. McNiel, our Senior Vice President of Operations since September 2000, John N. Brobjorg, our Vice President and Controller, and certain accounts of Zesiger Capital Group, LLC, a 26.3% stockholder, participated in a $12.5 million loan to our wholly-owned subsidiary, Probex Fluids Recovery, Inc., in November 2000. Under the loan, Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts loaned us $200,000, $200,000, $252,000 and $7.5 million, respectively. These notes bear interest payable in cash or our common stock semi-annually, with the principal amount due on November 28, 2004. Probex Fluids Recovery is the issuer of the notes which are secured by the assets of Probex Fluids Recovery and are guaranteed by us. The notes are convertible into our common stock. Initially, the conversion price of these notes was $1.40 per share. The notes issued to the purchasers permitted them to elect at the outset whether interest payable semi-annually would be paid in cash or our common stock. Each of Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts elected for interest to be paid in our common stock. As a result, to date we have issued 26,267, 26,268, 33,098 and 985,015 shares of our common stock in lieu of cash to Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts, respectively, as interest on these notes. The purchase agreement governing the loan required us to file a registration statement under the Securities Act of 1933 covering the resale of the shares of our common stock issuable upon conversion of the notes evidencing the $12.5 million loan. As of March 31, 2001, we had not filed the registration statement. As consideration for extending our obligation to file the registration statement, we agreed to issue to the holders of these notes that number of shares of our common stock equal to 2% of the shares of our common stock issuable upon conversion of their note at the close of each calendar quarter that the registration statement had not been filed. As a result, to date we have issued 24,951, 24,958, 31,440 and 927,708 shares of our common stock to Messrs. Rampacek, McNiel and Brobjorg and the Zesiger accounts, respectively, for the delay in filing the registration statement. Pursuant to the purchase agreement governing the loan, an event of default occurred due to our failure to secure commitments to finance the construction of a reprocessing facility on or prior to September 30, 2001. The note holders agreed to waive this event of default until June 30, 2002. As consideration for the waiver, we amended the notes to reduce the conversion price from $1.40 per share to the lowest dollar amount at which we issued a share of our common stock prior to the consummation of project financing for our first reprocessing facility. As of June 30, 2002, the conversion price of these notes was $0.75 per share. As of September 30, 2002, we still had not secured commitments for financing to construct a facility. The note holders have waived this event of default until February 28, 2003. As consideration for giving the waiver, we granted the noteholders a security interest in all of our intellectual property, including the patents for our proprietary ProTerra(R) technology. The outstanding notes are convertible into 15.9 million shares of common stock at the current conversion price of $0.75 per share.

         Nicholas W. Hollingshad, an advisory director since April 1999 and a director since January 2002, is operations director of Environmental Resources Management, an international environmental consulting firm. We have engaged Environmental Resources Management to provide environmental due diligence, permitting and other environmental consulting services. For the fiscal years ended September 30, 2001 and 2002, Environmental Resources Management performed services valued at $304,738 and $37,938, respectively, under this engagement. We intend to engage Environmental Resources Management for similar services during the construction process for our planned facility near Wellsville, Ohio. We have paid Environmental Resources Management for a portion of these services, however, the remainder of their outstanding fees are being deferred until we receive financing for our planned Wellsville facility. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to Mr. Hollingshad.

         Mr. Hollingshad was also a limited partner in Probex Southwest Partnership, L.P., a lender of $165,000 under our $3.0 million bridge loan dated February 20, 2001. We are not affiliated with Probex Southwest Partnership, L.P. Ronald J. Tiso, a member of our board of directors since March 2002, is the managing director of Cambridge Strategies Group, LLC, which is also one of the lenders and is the collateral agent under the February 2001 loan. Cambridge loaned us $660,000 under the February 2001 loan. The February 2001 loan is secured by a security interest in all of our assets, excluding intellectual property and ownership interests in Probex Fluids Recovery, Inc. As consideration for extending this loan, Probex Southwest and Cambridge received warrants to purchase 74,250 and 297,000 shares of our common stock, respectively, at an exercise price of $1.719 per share. The February 2001 loan originally matured on July 1, 2001, but was extended until October 1, 2001. As consideration for this extension, Probex Southwest and Cambridge received warrants to purchase 16,500 and 66,000 shares of our common stock, respectively, at an exercise price of $1.56 per share. Additionally, in connection with the extension of the maturity date, the interest rate on these notes was increased, retroactively, from 10% per annum to 12% per annum. Further, we agreed to issue to the lenders for each month that the note is not repaid that number of shares of our common stock equal to 1% of the principal amount outstanding under the note on the last day of the month divided by the average closing price as reported by the American Stock Exchange for the ten trading days immediately prior to such payment. As a result, we issued an aggregate of 2,566 and 10,268 shares of our common stock to Probex Southwest and Cambridge, respectively, for the months of July and August 2001. In September 2001, the maturity date of the February 2001 loan was further extended until December 31, 2001. As consideration for this extension, Probex Southwest and Cambridge tendered the warrants to purchase an aggregate of 90,750 and 363,000 shares of our common stock, respectively, previously issued to them, and we issued a new warrant to purchase 107,250 shares of our common stock to Probex Southwest and a new warrant to purchase 429,000 shares of our common stock to Cambridge, at an exercise price of $1.243. Additionally, as consideration for the extension of the maturity date until December 31, 2001, we increased the 1% common stock payment to 1.5% per month, retroactively. As a result, from September 15, 2001 until October 31, 2001, we issued an aggregate of 6,391 and 25,548 shares of our common stock to Probex Southwest and Cambridge, respectively. In November 2001, Probex Southwest transferred all of the obligations owed to it under the February 2001 loan to its partners. In the distribution, Mr. Hollingshad received a note in the amount of $30,000, a warrant to purchase 19,500 shares of our common stock at an exercise price of $1.243 per share and 1,630 shares of our common stock. In November 2001, pursuant to the common stock monthly payment, we issued 490 and 10,784 shares of our common stock to Mr. Hollingshad and Cambridge, respectively. The maturity date of the February 2001 loan was then further extended until February 8, 2002. In February 2002, the lenders agreed to extend the maturity date of the February 2001 loan until the earlier of February 28, 2003 or the consummation of project financing for our first reprocessing facility. As consideration for this extension of the maturity date, Mr. Hollingshad and Cambridge were issued warrants to purchase 10,500 and 231,000 shares of our common stock, respectively, at an exercise price of $0.75 per share. The exercise price of the warrants previously issued to the lenders who participated in the February 2001 loan was also adjusted pursuant to the ratchet pricing provisions contained in those warrants to an exercise price of $0.75 per share. As further consideration for this extension, the lenders tendered their notes and we issued notes in like principal amounts that are convertible at a conversion price equal to the price per share of any shares delivered to lenders or purchasers in connection with the planned Wellsville facility or, if no shares are delivered, 94% of the average closing price of our common stock as reported by the American Stock Exchange for the 20 trading days immediately prior to the closing of financing for the facility. Additionally, we granted the lenders a security interest in our intellectual property. The lenders of the February 2001 loan, together with all other lenders of outstanding bridge loans, were also given the right to nominate a member to our board of directors. The lenders nominated Mr. Tiso, and in March 2002 we appointed him to our board of directors. The outstanding principal balance and accrued but unpaid interest on these notes is payable in one lump sum on the date of maturity.

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

(a)      EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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


EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

4.3.33         Form of Class "AS" Warrants, exercisable at $0.75 per share
               (subject to adjustment), and expiring on July 29, 2007.

4.3.34         Form of Class "AS-a" Warrants, exercisable at $0.75 per share
               (subject to adjustment), and expiring on July 29, 2007.

4.3.35 Form of Class "AT" Warrants, exercisable at $0.75 per share, and expiring on September 27, 2007.

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

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

10.46          Extension to Option Agreement between Columbiana County Port
               Authority and the Registrant, dated .

10.46.1*       Form of Letter Agreement extending the Option to Purchase
               Agreement between Columbiana County Port Authority and the
               Registrant, dated as of February 26, 2003.

10.47          Secured Promissory Note, dated as of December 31, 2000, among the
               Registrant and Bruce A. Hall.

10.48          Pledge Agreement, dated as of December 31, 2000, among the
               Registrant and Bruce A. Hall.

10.49          Alliance Termination and Amendment Agreement, dated July 19,
               2002, among the Registrant and Bechtel Corporation.

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


                              PROBEX CORP.



March 19, 2003                By:      /s/ Charles M.  Rampacek
                                 -----------------------------------------------
                              Charles M.  Rampacek
                              Chairman of the Board, President,
                              Chief Executive Officer and Director

                                 CERTIFICATIONS

         I, Charles M. Rampacek, certify that:

         1. I have reviewed this amendment to annual report on Form 10-KSB of Probex Corp;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c. Presented in this amended annual report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 19, 2003

By:      /s/ Charles M.  Rampacek
         --------------------------------------
         Charles M.  Rampacek
         Chairman of the Board, Chief Executive
         Officer, President, and Director

         I, Bruce A.  Hall, certify that:

         1. I have reviewed this amendment to annual report on Form 10-KSB of Probex Corp;

         2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

                  a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

                  b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

                  c. Presented in this amended annual report our conclusions about the effectiveness of this disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this amended annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 19, 2003

By:      /s/ Bruce A.  Hall
         -------------------------------
         Bruce A.  Hall
         Senior Vice President and Chief
         Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

4.3.33         Form of Class "AS" Warrants, exercisable at $0.75 per share
               (subject to adjustment), and expiring on July 29, 2007.

4.3.34         Form of Class "AS-a" Warrants, exercisable at $0.75 per share
               (subject to adjustment), and expiring on July 29, 2007.

4.3.35 Form of Class "AT" Warrants, exercisable at $0.75 per share, and expiring on September 27, 2007.

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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
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

10.46          Extension to Option Agreement between Columbiana County Port
               Authority and the Registrant, dated .

10.46.1*       Form of Letter Agreement extending the Option to Purchase
               Agreement between Columbiana County Port Authority and the
               Registrant, dated as of February 26, 2003.

10.47          Secured Promissory Note, dated as of December 31, 2000, among the
               Registrant and Bruce A. Hall.

10.48          Pledge Agreement, dated as of December 31, 2000, among the
               Registrant and Bruce A. Hall.

10.49          Alliance Termination and Amendment Agreement, dated July 19,
               2002, among the Registrant and Bechtel Corporation.

21.1*          List of Subsidiaries of Registrant.

24.1 Power of Attorney (included on the signature page attached hereto).

99.1* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2* Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed herewith.