Form 10KSB/A
period 2002-09-30
PROBEX CORP
filed 2003-04-21
CIK 845880

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                 AMENDMENT NO. 2

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002.

OR

[ ]     Transition report under Section 13 or 15 (d) of the Securities Exchange
        Act of 1934 for the transition period from              to
                                                   -------------  --------------

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

NONE.

                                  PROBEX CORP.
                                      INDEX

                                                                                                            Page No.

Special Note Regarding Forward Looking Statements.................................................................1

PART I
         Item 1.  Description of Business.........................................................................2

         Item 2.  Description of Properties......................................................................19

         Item 3.  Legal Proceedings..............................................................................19

         Item 4.  Submission of Matters to a Vote of Security Holders............................................20

PART II
         Item 5.  Market for the Common Stock and Related Stockholder Matters....................................21

         Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........32

         Item 7.  Financial Statements...........................................................................45

         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........73

PART III
         Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                      with Section 16(a) of the Exchange Act.....................................................73

         Item 10. Executive Compensation.........................................................................77

         Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters........................................................................85

         Item 12. Certain Relationships and Related Transactions.................................................88

         Item 13. Exhibits and Reports on Form 8-K...............................................................92

         Item 14. Controls and Procedures.......................................................................102

SIGNATURES......................................................................................................103

CERTIFICATIONS..................................................................................................104

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

         We have constructed a process demonstration facility in Addison, Texas, where we have produced trial amounts of our products utilizing the ProTerra process and using a variety of used lubricating oil samples as feedstock. Performance and quality tests performed on these products by several parties, including two independent laboratories, have indicated that they are suitable for their intended uses. We have also tested the functioning of our reprocessing equipment at this facility, including physical disassembly and inspection of the equipment after test runs, confirming its anticipated capabilities.

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

         ProPower Light Distillate Fuel Oil. Our ProTerra process also produces a light distillate, which is equivalent to diesel fuel or home heating oil and is useful as an industrial fuel or refinery feed for the manufacture of gasoline. The light distillate and other light fuel products are expected to account for approximately 19% of the yield of our planned reprocessing facilities.

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

OUR SUPPLY OF USED LUBRICATING OIL

         We believe Safety-Kleen Corporation and U.S. Filter collect approximately 27% of all available used lubricating oil appropriate for recycling in a used oil reprocessing facility. The remainder of the used lubricating oil collection industry in the U.S. is highly fragmented. There are a number of mid-size regional companies and hundreds of small local collection companies that collect used lubricating oils. In May 2000, we acquired substantially all of the assets of Petroleum Products, Inc. and Intercoastal Trading Company, Inc. through our wholly-owned subsidiary, Probex Fluids Recovery, Inc ("PFR"). Petroleum Products and Intercoastal Trading are in the business of collecting, purchasing, selling, delivering or marketing used lubricating oil in Ohio and Kentucky. In September 2000, Probex Fluids Recovery acquired substantially all of the assets of Specialty Environmental Services, a division of Pennzoil-Quaker State Company. Specialty Environmental Services is in the business of collecting, purchasing, selling and delivering used lubricating oil and related products in certain portions of a select number of states in the southern and southeastern United States. All three of these acquisitions are accounted for through our direct wholly-owned subsidiary, Probex Fluids Recovery, Inc. Additionally, on April 26, 2001, we purchased a 50% ownership interest in SES of Texas, which is in the business of collecting, purchasing, selling and delivering used lubricating oil and related products in Texas. We do not exercise control over the operations of the business and have accounted for our ownership interest under the equity method of accounting, stated at cost and adjusted for equity in undistributed earnings since the investment date. To date, we do not have binding commitments to supply the entire amount of used lubricating oil required as feedstock for our planned Wellsville facility. The facility will require 57 million gallons of used lubricating oil feedstock per year to operate at full capacity. Our used lubricating oil collection subsidiary, Probex Fluids Recovery, currently collects approximately 28 million gallons of used lubricating oil annually and we expect Probex Fluids Recovery to collect and supply approximately 40 to 45% of the Wellsville Facility's feedstock at market prices. The remaining feedstock will be structured under long-term market based agreements. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to PFR.

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

OUR CURRENT REVENUE IS PRIMARILY DERIVED FROM SERVICES THAT WE DO NOT EXPECT TO BE MAJOR SOURCES OF REVENUE IN THE FUTURE.

         We have not commercially offered for sale any of our reprocessed lubricating base oil products and will not do so until after we secure project financing and our planned Wellsville reprocessing facility is completed. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance-testing period of an additional five months. We currently derive all of our revenue from the services provided by our used oil subsidiary, Probex Fluids Recovery, Inc. Through this entity, we buy and sell used lubricating oil primarily in Kentucky, Ohio and certain portions of a select number of states in the southern and southeastern United States. We do not believe our revenue from the collection and sale of used lubricating oil will reflect the allocation of revenue we expect from our future lines of business. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to PFR.

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

         We believe that Probex Corp. and our subsidiaries are in compliance with all applicable environmental laws, with one exception: Probex Fluids Recovery Inc., is the owner of property in Zanesville, Ohio, containing three petroleum underground storage tanks. These tanks do not meet current regulatory requirements for petroleum underground storage tanks The tanks have not been used for storage of petroleum products since our acquisition of the facility in 2000 and were reportedly not used for a number of years prior to the acquisition, however, to be in compliance with Ohio's Petroleum Underground Storage Tank Release Compensation Fund regulations, these tanks must be upgraded, removed, or closed in place and formally listed as closed with the State of Ohio. Probex Fluids Recovery has been working with the appropriate Ohio regulatory authorities to resolve this issue, which will most likely result in removal of the tanks. We estimate that the cost of removing the tanks will be approximately $30,000.

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

         The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the American Stock
Exchange:

                                                              HIGH       LOW
                                                            --------   --------
FISCAL YEAR ENDED SEPTEMBER 30, 2001
         First Quarter                                      $   2.44   $   1.38
         Second Quarter                                     $   1.93   $   1.38
         Third Quarter                                      $   1.82   $   1.45
         Fourth Quarter                                     $   1.58   $   1.05

FISCAL YEAR ENDED SEPTEMBER 30, 2002
         First Quarter                                      $   1.14   $   0.68
         Second Quarter                                     $   0.95   $   0.46
         Third Quarter                                      $   0.95   $   0.38
         Fourth Quarter                                     $   0.77   $   0.24

FISCAL YEAR ENDED SEPTEMBER 30, 2003
         First Quarter (October 1 to December 3, 2002)      $   0.80   $   0.46


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

RECENT SALES OF UNREGISTERED SECURITIES

         The following chart sets forth unregistered sales of securities by us during the proceeding fiscal year, as follows:

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
10,669 shares of        October 2001           Lenders           Issued as consideration      $12,301                   (1)
common stock                                                     for the extension of the
                                                                 maturity date of a
                                                                 short-term loan made to
                                                                 the Company. Shares were
                                                                 issued at a value per
                                                                 share equal to $1.153.

68,456 shares of        October 2001           Lenders           Issued as consideration      $57,298                   (1)
common stock                                                     for the extension of the
                                                                 maturity dates of
                                                                 short-term loans made to
                                                                 the Company. Shares were
                                                                 issued at a value of
                                                                 $0.837 per share.

360,053 shares of       October 2001           Lenders           Issued as consideration      $305,325                  (1)
common stock                                                     for the extension of the
                                                                 maturity dates of
                                                                 short-term loans made to
                                                                 the Company. Shares were
                                                                 issued at a value of
                                                                 $0.848 per share.

178,962 shares of       November 2001          Holders of        Declared and paid a          Dividend                  (3)
common stock                                   Series A 10%      dividend on Series A         payment was
                                               Cumulative        preferred shares in the      approximately
                                               Convertible       form of common stock.        $268,443.
                                               Preferred Stock   Pursuant to the terms of
                                                                 the Series A preferred
                                                                 stock, dividends are
                                                                 payable, at our option,
                                                                 in shares of common
                                                                 stock at a deemed value
                                                                 of $1.50 per share.

62,419 shares of        November 2001          Lenders           Issued as consideration      $57,301                   (1)
common stock                                                     for the extension of
                                                                 maturity dates of
                                                                 certain short-term
                                                                 loans. Shares were
                                                                 issued at a value of
                                                                 $0.918 per share.

323,480 shares of       November 2001          Lenders           Issued as consideration      $308,276                  (1)
common stock                                                     for the extension of
                                                                 maturity dates of
                                                                 certain short-term
                                                                 loans. Shares were
                                                                 issued at a value of
                                                                 $0.953 per share.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
86,977 shares of        December 2001          Lenders           Issued as consideration      $50,999                   (1)
common stock                                                     for the extension of the
                                                                 maturity dates of
                                                                 certain short-term
                                                                 loans. Shares were
                                                                 issued at a value of
                                                                 $0.745 per share.

61,041 shares of        December 2001          Lenders           Issued as consideration      $46,696                   (1)
common stock                                                     for the extension of the
                                                                 maturity dates of
                                                                 certain short-term
                                                                 loans. Shares were
                                                                 issued at a value of
                                                                 $0.765 per share.

178,569 shares of       December 2001          Holders of 7%     Issued shares pursuant       $141,070                  (1)
common stock                                   Senior Secured    to the first amendment
                                               Convertible       to the note purchase
                                               Notes             agreement. Amendment
                                                                 provides for the
                                                                 issuance of common stock
                                                                 as consideration for the
                                                                 extension of certain
                                                                 registration rights
                                                                 granted under the note
                                                                 purchase agreement,
                                                                 dated as of November 29,
                                                                 2000. Shares were issued
                                                                 at $0.79 per share.

1,842,282 shares        December 2001          Investor          Issued 500,000 shares of     $1,000,359                (2)
of common stock                                                  common stock as a result
                                                                 of the investor's
                                                                 election to accelerate
                                                                 the closing of the
                                                                 purchase pursuant to the
                                                                 terms of the stock
                                                                 purchase agreement,
                                                                 described above. Shares
                                                                 were issued at $0.543
                                                                 per share.

288,000 shares of       January 2002           Investors         Issued shares to             $175,964                  (2)
common stock                                                     investors pursuant to
                                                                 the stock purchase
                                                                 agreement dated January
                                                                 15, 2002 by and between
                                                                 the Company and the
                                                                 investors therein.
                                                                 Issued at $0.611 per
                                                                 share.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
125,390 shares of       January 2002           Investors         Issued investors an          $76,612                   (2)
common stock                                                     aggregate of 125,390
                                                                 shares as a result of
                                                                 the investors' election
                                                                 to accelerate the
                                                                 closing of the purchase
                                                                 pursuant to the terms of
                                                                 the stock purchase
                                                                 agreement described
                                                                 above. The shares were
                                                                 issued at $0.611 per
                                                                 share.

354,151 shares of       January 2002           Holders of 7%     Pursuant to the terms of     $288,987                  (1)
common stock                                   Senior Secured    the notes, interest is
                                               Convertible       payable in shares of
                                               Notes             common stock to holders
                                                                 of the notes who made a
                                                                 one-time election to
                                                                 receive interest
                                                                 payments in the form of
                                                                 common stock. Interest
                                                                 in the amount of
                                                                 $288,987 was paid in
                                                                 354,151 shares of common
                                                                 stock. The shares were
                                                                 issued at $0.816 per
                                                                 share.

37,879 shares of        January 2002           Placement Agent   Issued as consideration      $30,000                   (5)
common stock                                                     for services rendered in
                                                                 connection with the
                                                                 placement of common
                                                                 stock. Shares were
                                                                 valued at $0.792 per
                                                                 share.

Warrant to              January 2002           Placement Agent   Issued as consideration      $118,800                  (5)
purchase 150,000                                                 for services rendered.
shares of common                                                 Exercise price per share
stock                                                            equal to $0.792.

8,053 shares of         January 2002           Lenders           Issued as consideration      $5,999                    (1)
common stock                                                     for the extension of the
                                                                 maturity date of a
                                                                 short-term loan, issued
                                                                 at a value per share
                                                                 equal to $0.745.

90,362 shares of        January 2002           Placement Agent   Issued as consideration      $75,000                   (5)
common stock                                                     for services rendered in
                                                                 connection with the
                                                                 placement of a
                                                                 short-term convertible
                                                                 and shares of common
                                                                 stock, respectively.
                                                                 Shares were issued at
                                                                 $0.830 per share.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
14,400 shares of        January 2002           Placement Agent   Issued as consideration      $11,952                   (5)
common stock                                                     for services rendered in
                                                                 connection with the
                                                                 placement of a
                                                                 short-term convertible
                                                                 and shares of common
                                                                 stock, respectively.
                                                                 Shares were issued at
                                                                 $0.830 per share.

Warrants to             January 2002           Placement Agent   Consideration for            $186,000 and              (5)
purchase 150,000                                                 services rendered.           $22,250
and 25,000 shares                                                Exercisable at a per         respectively
of common stock                                                  share exercise price
                                                                 equal to $1.24 and $0.89
                                                                 respectively.

50,000 shares of        February 2002          Consultant        Issued as consideration      $37,800                   (6)
common stock                                                     for services rendered at
                                                                 a value per share equal
                                                                 to $0.756.

178,569 shares of       March 2002             Holders of 7%     Issued pursuant to first     $149,998                  (2)
common stock                                   Senior Secured    amendment to note
                                               Convertible       purchase agreement.
                                               Notes             Amendment provides of
                                                                 the issuance of common
                                                                 stock as consideration
                                                                 for the extension of
                                                                 certain registration
                                                                 rights granted under
                                                                 that certain note
                                                                 purchase agreement,
                                                                 dated as of November 20,
                                                                 2000. The shares were
                                                                 issued at $0.84 per
                                                                 share.

13,896 shares of        March 2002             Consultant        Issued as consideration      $7,282                    (6)
common stock                                                     for services rendered.
                                                                 Shares were issued at a
                                                                 value per share equal to
                                                                 $0.524.

Warrants to             March 2002             Lender            Issued in connection         $3,000,000                (1)
purchase                                                         with short-term loan in
3,000,000 shares                                                 the aggregate principal
of common stock                                                  amount of $3,000,000
                                                                 made by the lenders.

4,136 shares of         April 2002             Consultant        Issued as consideration      $3,805                    (6)
common stock                                                     for services rendered.
                                                                 Issued at a value per
                                                                 share of $0.92.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
3,788 shares of         April 2002             Placement Agents  Issued pursuant to the       $2,727                    (5)
common stock                                                     anti-dilution provisions
                                                                 contained in the
                                                                 placement agents'
                                                                 respective placement
                                                                 agreements with a value
                                                                 of $0.72 per share.

Warrants to             April 2002             Lenders           Issued to lenders as         $2,361,575                (1)
purchase an                                                      consideration for the
aggregate of                                                     extension of the
3,148,767 shares                                                 maturity date of
of common stock                                                  short-term loans made to
                                                                 the Company. Warrants
                                                                 have an exercise price
                                                                 per share equal to
                                                                 $0.75.

Warrants to             April 2002             Lenders           Issued at an exercise        $150,000                  (1)
purchase an                                                      price of $0.75 in
aggregate of                                                     connection with a
200,000 shares of                                                short-term loan.
common stock

176,042 shares of       May 2002               Holders of        Paid as dividends on         $264,063                  (3)
common stock                                   Series A 10%      Series A preferred
                                               Cumulative        stock. The dividend
                                               Convertible       payment on the Series A
                                               Preferred Stock   preferred stock was
                                                                 $264,063, resulting in
                                                                 the issuance of an
                                                                 aggregate of 176,042
                                                                 shares of common stock,
                                                                 at a price of $1.50 per
                                                                 share.

333,333 shares of       June 2002              Holders of 7%     Issued pursuant to first     $133,333                  (1)
common stock                                   Senior Secured    amendment to note
                                               Convertible       purchase agreement. The
                                               Notes             amendment provides for
                                                                 the issuance of common
                                                                 stock as consideration
                                                                 for the extension of
                                                                 certain registration
                                                                 rights granted under the
                                                                 note purchase agreement,
                                                                 dated as of November 29,
                                                                 2000. The shares were
                                                                 issued at $0.40 per
                                                                 share.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
399,466 shares of       June 2002              Holders of 7%     Issued shares upon           $299,599                  (1)
common stock                                   Senior Secured    conversion of two 7%
                                               Convertible       senior secured
                                               Notes             convertible notes at
                                                                 conversion price of
                                                                 $0.75 per share. Holders
                                                                 tendered notes
                                                                 aggregating
                                                                 approximately $300,000
                                                                 in principal amount.

1,923,077 shares        August 2002            Fusion Capital    Issued as payment of a       $800,000                  (6)
of common stock                                Fund II, LLC      commitment fee for
                                                                 entering into a common
                                                                 stock purchase
                                                                 agreement. The shares
                                                                 were issued at $0.416
                                                                 per share.

212,176 shares of       September 2002         Holders of 7%     Issued pursuant to first     $163,376                  (6)
common stock                                   Senior Secured    amendment to note
                                               Convertible       purchase agreement. The
                                               Notes             amendment provides for
                                                                 the issuance of common
                                                                 stock as consideration
                                                                 for the extension of
                                                                 certain registration
                                                                 rights granted under the
                                                                 note purchase agreement,
                                                                 dated as of November 29,
                                                                 2000. The extension
                                                                 payment of approximately
                                                                 $163,000 was paid in
                                                                 212,176 shares of common
                                                                 stock. The shares were
                                                                 issued at $0.77 per
                                                                 share.

22,727 shares of        October 2002           Placement Agent   Issued as consideration      $12,499                   (1)
common stock                                                     for services rendered in
                                                                 connection with the
                                                                 placement of convertible
                                                                 notes. Shares were
                                                                 valued at $0.55 per
                                                                 share.

57,333 shares of        November 2002          Holders of 7%     Issued shares upon           $43,000                   (1)
common stock                                   Senior Secured    conversion of a 7%
                                               Convertible       senior secured
                                               Notes             convertible note at
                                                                 conversion price of
                                                                 $0.75 per share. Holder
                                                                 tendered a note in the
                                                                 principal amount of
                                                                 $43,000.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
266,667 shares of       November 2002          Holders of 7%     Issued shares upon           $200,000                  (3)
common stock                                   Senior Secured    conversion of a 7%
                                               Convertible       senior secured
                                               Notes             convertible note at
                                                                 conversion price of
                                                                 $0.75 per share. Holder
                                                                 tendered a note in the
                                                                 principal amount of
                                                                 $200,000.

178,959 shares of       November 2002          Holders of        Paid as dividends on         $268,000                  (4)
common stock                                   Series A 10%      Series A preferred
                                               Cumulative        stock. The dividend
                                               Convertible       payment on the Series A
                                               Preferred Stock   preferred stock was
                                                                 approximately $268,000,
                                                                 resulting in the
                                                                 issuance of an aggregate
                                                                 of 178,959 shares of
                                                                 common stock, at a price
                                                                 of $1.50 per share.

Options to              October 8, 2001        Employee          Options issued pursuant      $5,150                    (4)
purchase 5,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $1.03
                                                                 per share.

Options to              October 15, 2001       Employee          Options issued pursuant      $840                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.84
                                                                 per share.

Options to              October 23, 2001       Employee          Options issued pursuant      $4,250                    (4)
purchase 5,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.85
                                                                 per share.

Options to              October 29, 2001       Employee          Options issued pursuant      $20,000                   (4)
purchase 25,000                                                  to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.80
                                                                 per share.

Options to              November 26, 2001      Employee          Options issued pursuant      $4,700                    (4)
purchase 5,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.94
                                                                 per share.

Options to              December 3, 2001       Employee          Options issued pursuant      $850                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.85
                                                                 per share.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
Options to              December 10, 2001      Employee          Options issued pursuant      $780                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.78
                                                                 per share.

Options to              December, 2001         Employees         Options issued pursuant      $1,580                    (4)
purchase an                                                      to our stock option and
aggregate of                                                     incentive plan at an
2,000 shares of                                                  exercise price of $0.79
common stock                                                     per share.

Options to              January 21, 2002       Employee          Options issued pursuant      $4,250                    (4)
purchase an                                                      to our stock option and
aggregate of                                                     incentive plan at an
5,000 shares of                                                  exercise price of $0.85
common stock                                                     per share.

Options to              February 4, 2002       Employee          Options issued pursuant      $710                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.71
                                                                 per share.

Options to              February 25, 2002       Employee         Options issued pursuant      $550                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.55
                                                                 per share.


Options to              March 18, 2002         Employees         Options issued pursuant      $1,100                    (4)
purchase an                                                      to our stock option and
aggregate of                                                     incentive plan at an
2,000 shares of                                                  exercise price of $0.55
common stock                                                     per share.

Options to              March 24, 2002         Employee          Options issued pursuant      $720                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.72
                                                                 per share.

Options to              April 29, 2002         Employees         Options issued pursuant      $8,500                    (4)
purchase an                                                      to our stock option and
aggregate of                                                     incentive plan at an
10,000 shares of                                                 exercise price of $0.85
common stock                                                     per share.

Options to              May 28, 2002           Employee          Options issued pursuant      $640                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.64
                                                                 per share.

Options to              July 8, 2002           Employee          Options issued pursuant      $410                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.41
                                                                 per share.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
Options to              August 26, 2002        Employee          Options issued pursuant      $320                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.32
                                                                 per share.

Options to              September 2, 2002      Employee          Options issued pursuant      $300                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.30
                                                                 per share.

Options to              September 9, 2002      Officers and      Options issued pursuant      $91,280                   (4)
purchase an                                    Employees         to our stock option and
aggregate of                                                     incentive plan at an
326,000 shares of                                                exercise price of $0.28
common stock                                                     per share.

Options to              September 16, 2002     Employee          Options issued pursuant      $400                      (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.40
                                                                 per share.

Options to              November 13, 2002      Employee          Options issued pursuant      $4,800                    (4)
purchase 1,000                                                   to our stock option and
shares of common                                                 incentive plan at an
stock                                                            exercise price of $0.48
                                                                 per share.

Options to              January 30, 2002       Directors         Options issued pursuant      $22,500                   (4)
purchase an                                                      to our stock option and
aggregate of                                                     incentive plan at an
30,000 shares of                                                 exercise price of $0.75
common stock                                                     per share.

Options to              March 11, 2002         Director          Options issued pursuant      $4,800                    (4)
purchase an                                                      to our stock option and
aggregate of                                                     incentive plan at an
10,000 shares of                                                 exercise price of $0.48
common stock                                                     per share.

Options to              October 29, 2002       Directors         Options issued pursuant      $105,000                  (4)
purchase an                                                      to our stock option and
aggregate of                                                     incentive plan at an
175,000 shares of                                                exercise price of $0.60
common stock                                                     per share.

326,666 shares of       June 4, 2001           Director,         Option holders exercised     $163,333                  (4)
common stock                                   holder of stock   options at an exercise
                                               options           price of $.50 per share.

7,560 shares of         November 6, 2001       Holder of stock   Option holder exercised      $3,780                    (4)
common stock                                   options           options at an exercise
                                                                 price of $.50 per share.

12,500 shares of        November 12, 2001      Holder of stock   Option holder exercised      $6,250                    (4)
common stock                                   options           options at an exercise
                                                                 price of $.50 per share.

                                                                                                                   SUPPORT FOR
SECURITY ISSUED          DATE ISSUED           ISSUED TO              CONSIDERATION        AGGREGATE VALUE          EXEMPTION
---------------          -----------           ---------              -------------        ---------------         -----------
163,334 shares of       February 11, 2002      Director,         Option holder exercised      $81,667                   (4)
common stock                                   holder of stock   options at an exercise
                                               options           price of $.50 per share.

(1) The issuance of the shares is exempt pursuant to Section 4(2) of the '33 Act because the recipient of the shares is a single creditor or lender, or the recipients are a finite group of creditors or lenders who provided representations of sophistication in financial matters or accredited investor status , was/were not the subject of a public solicitation and had access to all public information of the Company.

(2) The issuance of the shares is exempt pursuant to Section 4(2) of the '33 Act because the recipient was a single investor, or the recipients were a finite group of investors, who provided representations of sophistication in financial matters or accredited investor status, was/were not the subject of a public solicitation and had access to all public information of the Company.

(3)      The issuance of shares did not constitute a "sale" as defined in
         Section 2(3) of the '33 Act.

(4) The issuance of the shares is exempt pursuant to Section 4(2) of the '33 Act because the recipient of the shares was a director or employee of the Company, not the subject of a public solicitation, who had access to all public information of the Company.

(5) The issuance of the shares is exempt pursuant to Section 4(2) of the '33 Act because the recipient of the shares was/is sophisticated in, and knowledgeable about, the securities industry and securities offerings, was not the subject of a public solicitation, and had access to all public information of the Company.

(6) The issuance of the shares is exempt pursuant to Section 4(2) of the '33 Act because the recipient of the shares was not the subject of a public solicitation, sufficiently knowledgeable in investments and/or fully aware of all of the risks attendant to taking shares in lieu of cash for services rendered to the Company and had access to all public information of the Company.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2002 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                                YEAR ENDED SEPTEMBER 30,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------

Revenue ..................................   $ 12,686,471    $ 15,528,606
Cost of sales ............................      7,976,452       8,339,289
                                             ------------    ------------
Gross Profit .............................   $  4,710,019    $  7,189,317

Expenses:
Operating expense ........................      6,221,714       5,776,419

Research and development .................      1,351,166       2,970,225
Selling, general and administrative ......      3,712,637       4,739,633
Other corporate expenses .................      7,413,361       1,342,765

Depreciation and amortization ............        988,426       1,220,759
                                             ------------    ------------

Operating Loss ...........................   $(14,977,285)   $ (8,860,484)


Interest - net ...........................     (6,665,350)     (7,637,351)
Other and equity in net income of
  affiliate - net ........................          8,752          22,544
                                             ------------    ------------

Net Loss .................................   $(21,663,883)   $(16,475,291)
                                             ============    ============


Net Loss Per Share .......................   $      (0.64)   $      (0.61)
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

SHORT-TERM AND LONG-TERM DEBT

         We are highly leveraged. At September 30, 2002, our current liabilities exceeded current assets by $37.2 million, and our stockholders' deficit was $13.4 million. The following table is a summary of our short-term and long-term debt as of September 30, 2002:

                                                                           BALANCE AT
                                                                          SEPTEMBER 30,
                                                                              2002
                                                                          -------------
Short-Term Debt:
  Convertible Notes due 2003:
   $3,000,000 notes, dated February 20, 2001, bearing interest
     at 12% per annum ...............................................   $     3,000,000
   $1,830,000 notes, dated April to July 2001, bearing interest
     at 12% per annum ...............................................         1,830,000
   $3,000,000 convertible notes, dated September 7, 2001,
    bearing interest at 12% per annum ...............................         3,000,000
   $500,000 notes, dated September 13, 2001, bearing interest at
     12% per annum ..................................................           500,000
   $3,000,000 note, dated March 29, 2002, bearing interest at
     12% per annum, net of unamortized discount of $177,978 .........         2,555,049
   $200,000 notes, dated April 3, 2002, bearing interest at 12%
     per annum, net of unamortized discount of $4,069 ...............           189,828
   $1,523,491 convertible notes, dated July to September 2002, bearing interest at 12% per annum, net of unamortized
     discount of $213,148 ...........................................           990,622
   $50,000 convertible notes, dated September 16, 2002, bearing
     interest at 8% per annum .......................................            50,000
   7% senior secured convertible notes ..............................        12,200,400
   $75,000 line of credit ...........................................            32,436
                                                                        ---------------
        Total Short-Term Debt .......................................   $    24,348,335

Long-Term Debt:
  8% acquisition note ...............................................   $     1,148,250
  Less current portion ..............................................          (467,626)
                                                                        ---------------

   Total Long-Term Debt .............................................   $       680,624
                                                                        ---------------

        Total Debt ..................................................   $    25,028,959
                                                                        ===============

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following table highlights, as of September 30, 2002, our contractual obligations and commitments by type and period:

                                                               PAYMENTS DUE BY PERIOD
                                        -------------------------------------------------------------------------
                                                        LESS THAN 1
CONTRACTUAL OBLIGATIONS                     TOTAL           YEAR        1-3 YEARS      4-5 YEARS    AFTER 5 YEARS
-----------------------                 ------------   ------------   ------------   ------------   -------------

Short-Term Debt(1) ..................   $ 25,336,327   $ 25,336,327   $         --             --             --
Long-Term Debt ......................      1,148,250        467,626        680,624             --             --
Capital Lease Obligations ...........        199,292        115,774         83,518             --             --
Deferred Facility Design Costs(2) ...      8,796,207      8,796,207             --             --             --
                                        ------------   ------------   ------------   ------------   ------------
Total(3) ............................   $ 35,480,076   $ 34,715,934   $    764,142             --             --
                                        ============   ============   ============

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

(3)  Excludes unamortized discount of notes payable.

     As of September 30, 2002, our other commercial commitments are as follows:

                                                    AMOUNT OF COMMITMENT EXPIRATION PERIOD
                                TOTAL      ---------------------------------------------------------
OTHER COMMERCIAL               AMOUNTS       LESS THAN
  COMMITMENTS                 COMMITTED       1 YEAR        1-3 YEARS      4-5 YEARS   AFTER 5 YEARS
----------------            ------------   ------------   ------------   ------------  -------------

Guaranties(1) ...........   $ 12,200,400   $ 12,200,400             --             --             --
Addison, Texas lease ....   $    532,260   $    106,452   $    212,904   $    150,804             --
Shreveport, Louisiana
    warehouse ...........   $    972,000   $     97,200   $    194,400   $    194,400   $    291,600

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

ITEM 7. FINANCIAL STATEMENTS

         Filed herewith are our following audited financial statements:

                                                                                                           Page No.

Report of Ernst & Young LLP, Independent Auditors................................................................46

Consolidated Balance Sheet as of September 30, 2002..............................................................47

Consolidated Statements of Operations for the years ended September 30, 2002 and 2001............................48

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002 and 2001..................49

Consolidated Statements of Cash Flows for the years ended September 30, 2002 and 2001............................50

Notes to Consolidated Financial Statements.......................................................................51

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

                                  PROBEX CORP.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED SEPTEMBER 30,
                                                ----------------------------
                                                    2002            2001
                                                ------------    ------------

REVENUES                                        $ 12,686,471    $ 15,528,606
COST OF SALES                                      7,976,452       8,339,289
                                                ------------    ------------
GROSS PROFIT                                       4,710,019       7,189,317

EXPENSES:
Operating                                          6,221,714       5,776,419
Research and development                           1,351,166       2,970,225
Selling, general and administrative                3,712,637       4,739,633
Other corporate expenses                           7,413,361       1,342,765
Depreciation and amortization                        988,426       1,220,759
                                                ------------    ------------
TOTAL EXPENSES                                    19,687,304      16,049,801
                                                ------------    ------------

OPERATING LOSS                                   (14,977,285)     (8,860,484)

Interest - net                                    (6,665,350)     (7,637,351)
Other non operating - net                              1,230          (2,713)
Equity in net income of affiliate                      7,522          25,257
                                                ------------    ------------
NET LOSS                                        $(16,475,291)   $(21,633,883)
                                                ============    ============

NET LOSS PER SHARE                              $      (0.64)   $      (0.61)
                                                ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               34,715,595      27,832,334
                                                ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

                                  PROBEX CORP.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   Preferred Stock              Common Stock
                                                            -------------------------    ---------------------------
                                                                                                                        Additional
                                                               Shares                       Shares                        Paid In
                                                               Issued        Amount         Issued         Amount         Capital
                                                            -----------    ----------    ------------   ------------   ------------

BALANCE AT SEPTEMBER 30, 2000                                   535,000    $      535      25,531,137   $     25,530   $ 20,203,826

     Issued for consulting services                                                            43,373             43         83,051

     Issued for conversion of debt                                                          1,099,107          1,099      1,537,234

     Issued from private stock sale                                                         1,528,572          1,529      1,830,563

     Issued from exercise of Warrants                                                         283,773            284        223,487

     Issued from exercise of Stock Options                                                    326,666            327        163,006

     Issued from conversion of Preferred Stock                   (2,500)           (2)         13,333             13            (11)

     Preferred Stock dividend paid out in Common Stock                                        356,671            357        534,650

     Debenture note interest paid out in Common Stock                                         741,534            742        875,345

     Bridge note interest paid out in Common Stock                                            756,519            757        147,180

     Preferred Stock dividend accrual

     Warrants granted to directors and advisory directors                                                                    17,403

     Warrants granted to non employees                                                                                    1,347,357

     Amortization related to employee stock options

     Additional paid in capital related to interest
      expense on 7% convertible debentures                                                                                3,125,000

     Discounts related to warrants attached to bridge
      loans                                                                                                               2,634,049

   Net loss
                                                            -----------    ----------    ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 2001                                   532,500    $      533      30,680,685   $     30,681   $ 32,722,140


     Issued from private stock sale                                                         2,255,672          2,256      1,250,321

     Issued from exercise of Stock Options                                                    183,394            183         91,514

     Issued for consulting services                                                         2,239,472          2,241        929,340

     Issued for conversion of debt                                                            399,466            400        299,200

     Preferred Stock dividend accrual

     Preferred Stock dividend paid out in Common Stock                                        355,004            354        532,146

     Debenture note interest paid out in Common Stock                                       1,894,432          1,894      1,250,990

     Bridge note interest paid out in Common Stock                                            893,532            893        598,358

     Re-pricing warrants and preferred stock conversion
       price                                                                                                                147,447

     Amortization related to employee stock options

     Deferred Stock Expense adjustment from terminated
       employees                                                                                                            (64,845)

     Discounts related to warrants attached to bridge
       loans                                                                                                              3,056,397

     Net loss
                                                            -----------    ----------    ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 2002                                   532,500    $      533      38,901,657   $     38,902   $ 40,813,008
                                                            ===========    ==========    ============   ============   ============


                                                             Deferred                         Treasury Stock              Total
                                                               Stock       Accumulated    -----------------------      Stockholders'
                                                              Expense        Deficit       Shares        Amount     Equity (Deficit)
                                                           ------------   ------------    ---------    ----------   ----------------

BALANCE AT SEPTEMBER 30, 2000                              $ (1,233,153)   (14,638,046)     (62,690)         (627)    $  4,358,065

     Issued for consulting services                                                                                         83,094

     Issued for conversion of debt                                                                                       1,538,333

     Issued from private stock sale                                                                                      1,832,092

     Issued from exercise of Warrants                                                        (8,242)      (15,000)         208,771

     Issued from exercise of Stock Options                                                  (96,079)     (163,333)              --

     Issued from conversion of Preferred Stock                                                                                  --

     Preferred Stock dividend paid out in Common Stock                                                                     535,007

     Debenture note interest paid out in Common Stock                                                                      876,087

     Bridge note interest paid out in Common Stock                                                                         147,937

     Preferred Stock dividend accrual                                         (535,021)                                   (535,021)

     Warrants granted to directors and advisory directors                                                                   17,403

     Warrants granted to non employees                                                                                   1,347,357

     Amortization related to employee stock options             685,637                                                    685,637

     Additional paid in capital related to interest
      expense on 7% convertible debentures                                                                               3,125,000

     Discounts related to warrants attached to bridge
      loans                                                                                                              2,634,049

   Net loss                                                                (16,475,291)                                (16,475,291)
                                                           ------------   ------------    ---------    ----------     ------------
BALANCE AT SEPTEMBER 30, 2001                              $   (547,516)   (31,648,358)    (167,011)     (178,960)    $    378,520


     Issued from private stock sale                                                                                      1,252,577

     Issued from exercise of Stock Options                                                  (98,370)      (85,447)           6,250

     Issued for consulting services                                                                                        931,581

     Issued for conversion of debt                                                                                         299,600

     Preferred Stock dividend accrual                                         (531,454)                                   (531,454)

     Preferred Stock dividend paid out in Common Stock                                                                     532,500

     Debenture note interest paid out in Common Stock                                                                    1,252,884

     Bridge note interest paid out in Common Stock                                                                         599,251

     Re-pricing warrants and preferred stock conversion
       price                                                                                                               147,447

     Amortization related to employee stock options             338,690                                                    338,690

     Deferred Stock Expense adjustment from terminated
       employees                                                 64,845                                                         --

     Discounts related to warrants attached to bridge
       loans                                                                                                             3,056,397

     Net loss                                                              (21,633,883)                                (21,633,883)
                                                           ------------   ------------    ---------    ----------     ------------
BALANCE AT SEPTEMBER 30, 2002                              $   (143,981)   (53,813,695)    (265,381)     (264,407)     (13,369,640)
                                                           ============   ============    =========    ==========     ============

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

         We have not commercially offered for sale any of our reprocessed lubricating base oil products and will not do so until after we secure project financing and our planned Wellsville reprocessing facility is completed. The construction period for the planned Wellsville facility is expected to be approximately 17 months, with an anticipated startup and performance testing period of an additional five months. We currently derive all of our revenue from the services provided by our used oil collection subsidiary, Probex Fluids Recovery, Inc. Through this subsidiary, we buy and resell used lubricating oil primarily in Kentucky, Ohio and certain portions of a select number of states in the southern and southeastern United States. Our resale of used lubricating oil is primarily to utility power plants, industrial plants, and asphalt plants where the oil is burned to generate heat and electricity. We do not believe our revenue from the collection and sale of used lubricating oil will reflect the allocation of revenue we expect from our future lines of business. See Footnote 12 in the notes to our consolidated financial statements on Subsequent Events for discussion of recent developments related to PFR.

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

                                            YEAR ENDED SEPTEMBER 30,
                                        --------------------------------
                                             2002              2001
                                        --------------    --------------
Reported net loss .................     $  (21,633,883)   $  (16,475,291)

Goodwill Amortization .............                 --           422,550
                                        --------------    --------------

Adjusted net loss .................     $  (21,633,883)   $  (16,052,741)
                                        ==============    ==============

Reported net loss per share .......     $        (0.64)   $        (0.61)
Goodwill Amortization per share ...                 --              0.01
                                        --------------    --------------
Adjusted net loss per share .......     $        (0.64)   $        (0.60)
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

         The following table summarizes the numerator and denominator elements of the basic EPS computations.

                                   YEAR ENDED SEPTEMBER 30,
                                 ----------------------------
                                     2002            2001
                                 ------------    ------------
Loss .........................   $ 21,633,883    $ 16,475,291
Preferred Dividends ..........        531,454         535,021
                                 ------------    ------------
Loss available to common .....     22,165,337      17,010,312
                                 ============    ============
Shares (Denominator) .........     34,715,595      27,832,334
                                 ------------    ------------
Loss Per Share ...............   $      (0.64)   $      (0.61)
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

RECLASSIFICATIONS

         Certain accounts have been reclassified to conform to the current period's presentation.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at September 30, 2002 consisted of the following.

Land and land improvements .......................   $    161,190
Buildings and leasehold improvements .............        368,183
Machinery and equipment ..........................      4,449,873
Deferred facility design costs ...................     11,151,490
                                                     ------------
                                                       16,130,736
Accumulated depreciation .........................     (2,346,730)
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

4.       SHORT-TERM AND LONG-TERM DEBT

SHORT-TERM DEBT

Our short-term debt at September 30, 2002 consisted of the following:

$3,000,000 of notes payable, dated February 20, 2001, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of
  $0 .................................................................................   $  3,000,000
$1,830,000 of notes payable, dated April to July 2001, bearing interest at 12% per annum due February 28, 2003, net of unamortized discount of
  $0 .................................................................................   $  1,830,000
$3,000,000 of convertible notes payable, dated September 7, 2001, bearing interest at 12% per annum due February 28, 2003, net of
  unamortized discount of $0 .........................................................   $  3,000,000
$500,000 note payable, dated September 13, 2001, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $0
                                                                                         $    500,000
$3,000,000 note payable, dated March 29, 2002, bearing interest at 12% per annum due February 28, 2003, net of unamortized discount of
  $444,951 ...........................................................................   $  2,555,049
$200,000 of notes payable, dated April 3, 2002, bearing interest at 12%
  per annum due February 28, 2003, net of unamortized discount of $10,172
                                                                                         $    189,828
$1,523,491 of notes payable, dated July to September 2002, bearing interest at
  12% per annum due February 28, 2003, net of unamortized
  discount of $532,869 ...............................................................   $    990,622
$50,000 of notes payable, dated September 16, 2002, bearing interest at
  8% per annum due September 16, 2003, net of unamortized discount of $0
                                                                                         $     50,000
7% Senior Secured Convertible Notes ..................................................   $ 12,200,400
$75,000 line of credit ...............................................................   $     32,436
                                                                                         ------------
                                                                                         $ 24,348,335
                                                                                         ============

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

LONG-TERM DEBT

Our long-term debt at September 30, 2002 consists of the following:

8% Acquisition note............................................   $1,148,250
Less current portion...........................................     (467,626)
                                                                 -----------
                                                                  $  680,624
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

         In January 2002, we agreed to issue 52,279 shares of our common stock to two consultants as compensation for services rendered related to their assistance in financing activities. The fair market values of these shares have been recorded as offering costs and offset against the common stock proceeds in the accompanying consolidated financial statements.

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

WARRANTS TO PURCHASE OUR COMMON STOCK

         The following table summarizes activity related to warrants and contingent warrants as of September 30, 2002:


                                    NUMBER OF SHARES   AVERAGE PRICE    AVERAGE LIFE
                                    ----------------   -------------    ------------
Balance at September 30, 2000 .....      4,847,604              1.38             .72
Granted ...........................      5,970,905              1.50            3.42
Exercised .........................        283,773               .79             .00
Expired/Canceled ..................         35,483              1.00             .00
                                      ------------      ------------    ------------
Balance at September 30, 2001 .....     10,499,253              1.47            2.31
Granted ...........................     18,843,099               .76            4.28
Exercised .........................              0               .00             .00
Expired / Canceled ................      6,284,560              1.41            3.04
                                      ------------      ------------    ------------
Balance at September 30, 2002 .....     23,057,792               .90            3.72
                                      ============      ============    ============

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


         The following table summarizes activity related to options:

                                     NUMBER OF SHARES   WEIGHTED AVERAGE
                                     ----------------   ----------------

Balance at September 30, 2000 .....        5,338,000     $       1.3493
  Granted .........................        1,294,000             2.0045
  Exercised .......................          326,666             0.5000
  Forfeited .......................           45,000             1.3216
                                      --------------     --------------
Balance at September 30, 2001 .....        6,260,334     $       1.5483
  Granted .........................        1,009,848             0.8412
  Exercised .......................          183,394             0.5000
  Forfeited .......................          922,940             1.2356
                                      --------------     --------------
Balance at September 30, 2002 .....        6,163,848     $       1.5105
                                      ==============     ==============

         All options to purchase our common stock issued to employees during the year ended September 30, 2002 were issued with exercise prices equal to or greater than fair market value on the date of issuance.

         The terms of options to purchase our common stock are summarized below:

                                                      WEIGHTED       WEIGHTED
                                                       AVERAGE        AVERAGE
   RANGE OF EXERCISE PRICES      NUMBER GRANTED   CONTRACTUAL LIFE  OPTION PRICE      TOTAL
------------------------------   --------------   ----------------  ------------  -------------

Granted at Market Value
  less than $1.00 ............       2,462,500            7.4           0.479         1,178,780
  at $1.01 to $1.99 ..........         840,765            8.3           1.671         1,404,755
  at $2.00 to $2.99 ..........         805,000            8.0           2.365         1,903,651
  at $3.00 to $3.99 ..........         113,500            7.6           3.735           423,938
  at $4.00 to $4.99 ..........           3,333            7.3           4.813            16,040

Granted below Market Value
  $1.00 to $1.99 .............         613,750            7.7           1.875         1,150,781
  $2.00 to $2.99 .............       1,165,000            7.9           2.348         2,735,039
  $3.00 to $3.99 .............         160,000            8.4           3.023           483,750
                                 -------------                                    -------------
                                     6,163,848                                    $   9,296,734
                                 =============                                   =============

         At September 30, 2002, exercisable options are as follows:

RANGE OF EXERCISE PRICES                     NUMBER EXERCISABLE
------------------------                     ------------------

Granted at Market Value
  at less than $1.00 per share .........            564,333
  at $1.00 to $1.99 per share ..........            458,655
  at $2.00 to $2.99 per share ..........            365,315
  at $3.00 to $3.99 per share ..........            107,329
  at $4.00 to $4.99 per share ..........              3,333
                                               ------------
                                                  1,498,965

Granted below Market Value
  at $1.875 to $1.999 ..................            271,666
  at $2.00 to $2.99 ....................            710,060
  at $3.00 to $3.99 ....................             40,000
                                               ------------
                                                  1,021,726
                                               ============

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

                                            YEAR ENDED SEPTEMBER 30,
                                        --------------------------------
                                              2002              2001
                                        --------------    --------------

Net loss as reported ................   $  (21,633,833)   $  (16,475,291)
                                        ==============    ==============
  Pro forma .........................   $  (23,460,717)   $  (17,490,995)
                                        ==============    ==============

Loss per common share (basic and
diluted) as reported ................   $        (0.64)   $        (0.61)
                                        ==============    ==============
  Pro forma .........................   $        (0.68)   $        (0.65)
                                        ==============    ==============

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

6.       INCOME TAXES

         The components of deferred tax assets and liabilities at September 30 are as follows:

                                               2002            2001
                                           ------------    ------------
Deferred tax assets
  Issuance of options ..................   $    582,875    $    467,720
  Issuance of warrants .................        255,521         255,521
  Reserve for doubtful accounts ........        131,027              --
  Depreciation and amortization ........         19,766              --
  Net operating loss ...................     17,073,122       9,769,990
                                           ------------    ------------
Total deferred tax assets ..............    (18,062,311)     10,493,231
Valuation allowance ....................    (18,062,311)    (10,490,057)
                                           ------------    ------------
Net deferred tax asset .................             --           3,174
  Deferred tax liability ...............             --              --
  Depreciation and amortization ........             --          (3,174)
                                                           ------------
Net deferred tax asset .................   $         --    $         --
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

         Our income tax expense (benefit) for the years ended September 30 differed from the statutory federal tax rate as follows:

                                                              2002            2001
                                                          ------------    ------------

Statutory rate applied to loss before income taxes ....   $ (7,355,520)   $ (5,594,119)
State income tax expense ..............................             --          22,000
Warrant issuance costs ................................             --              --
Other .................................................       (216,734)          3,414
Increase in valuation allowance .......................      7,572,254       5,590,705
                                                          ------------    ------------
Income tax expense ....................................   $         --    $     22,000
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

         Future minimum fixed lease obligations, excluding taxes, insurance and other costs payable directly by us as of September 30, 2002, were:

                                              MINIMAL LEASE COMMITMENTS
                                            ----------------------------
                                              CAPITAL        OPERATING
                                            ------------    ------------
Fiscal
2003 ....................................   $    132,915    $    983,415
2004 ....................................         38,729         697,903
2005 ....................................         25,344         578,928
2006 ....................................         25,344         306,694
2007 ....................................          6,787         141,554
After 2007 ..............................             --         291,600
                                            ------------    ------------
Total minimum lease payments ............        229,119    $  3,000,095
                                                            ============
Less amounts representing interest ......        (29,827)
                                            ------------
Present value of net minimum capital
  lease payments ........................   $    199,292
                                            ============

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

Customers representing over 10% of revenue were as follows:

                                                            2002      2001
Wal-Mart ................................................     17%       14%

We had $186,405 in trade accounts receivable from this customer at September 30, 2002

Suppliers representing over 10% of purchases of used oil were as follows:

                                                            2002      2001
Akron Canton Waste Oil ..................................     25%       17%
Oil Recovery Services ...................................      3%       12%
Central Ohio Oil ........................................      8%       10%
Thompson Oil ............................................     11%        9%

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

         In addition, as previously reported, we had two registration statements under review at the Securities and Exchange Commission. On November 26, 2002 we filed the first registration statement with the Securities and Exchange Commission for a proposed public offering by Fusion Capital Fund II, LLC, of up to 16,923,077 shares of Probex common stock which were to be sold to Fusion Capital Fund II, LLC, under the terms of a previously announced common stock purchase agreement. In light of several recent developments affecting our financial condition, we believed it highly unlikely that we would be able to satisfy the conditions required for Fusion

Capital's funding obligation to commence. A second registration statement was filed with the SEC on January 3, 2003 to register for resale 51,077,885 shares of common stock held by investors with registration rights that were triggered by the filing of the Fusion Capital registration statement. On February 6, 2003, we received a letter from Fusion Capital formally terminating its common stock purchase agreement with us. On February 7, 2003, we filed Forms RW with the SEC requesting that both of the registration statements be withdrawn.

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

         On March 21, 2003, our wholly-owned subsidiary, Probex Fluids Recovery, Inc., ("PFR") sold substantially all of the assets of its used oil collection business to Atlantic Oil Collection Services, Inc. for approximately $1,000,000, including a $50,000 contingent payment. The sales price was a negotiated amount between buyer and seller and took into account the location and condition of the assets. The assets sold were primarily accounts receivable (net of accounts payable), inventory, vehicles, office equipment and used oil storage tanks. The sale proceeds will reduce the approximate $12 million outstanding balance on the senior secured debt of PFR by approximately $1,000,000. The PFR senior notes are part of approximately $25.4 million in secured indebtedness on which the Company is currently in default.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table sets forth the names of our directors and executive officers, their ages and their positions, as of the date of this Form 10-KSB.

NAME                             AGE                  POSITION
----                             ---                  --------

Charles M. Rampacek.........     59     Chairman of the Board, President,
                                           Chief Executive Officer and Director
Dr. Bob G. Gower............     65     Director
Ron W. Haddock..............     61     Director
Nicholas W. Hollingshad.....     47     Director
Thomas G. Murray............     44     Director
William A. Searles..........     59     Director
Ronald J. Tiso..............     55     Director
Roger D. Arnold.............     47     Senior Vice President and General Counsel
Bruce A. Hall...............     46     Senior Vice President, Chief Financial
                                           Officer and Secretary
Martin R. MacDonald.........     40     Senior Vice President of Technology and
                                           Business Development
David J. McNiel.............     49     Senior Vice President of Operations


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

BOARD OF DIRECTORS

         Our board of directors consists of seven voting members. All voting members of our board of directors serve in this capacity until their terms expire or until their successors have been duly elected and qualified. Our board is divided into three classes that serve staggered three-year terms, as follows:

CLASS            EXPIRATION OF TERM                 MEMBERS
-----            ------------------                 -------

Class I.......          2005           Ron W. Haddock, Thomas G. Murray
Class II......          2003           Nicholas W. Hollingshad, William A. Searles,
                                         Ronald J. Tiso
Class III.....          2004           Charles M. Rampacek and Dr. Bob G. Gower

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

SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION            LONG-TERM COMPENSATION
                                                            -------------------            ----------------------
                                       FISCAL YEAR
                                          ENDED                                             SECURITIES UNDERLYING
                                         SEPT. 30                SALARY ($)                    OPTIONS/SAR (#)
                                       -----------               ----------                ----------------------

Charles M.  Rampacek                       2002                    185,804(1)                            --
  Chairman of the Board, President         2001                    181,284                               --
  and CEO........................          2000                     30,462(2)                     1,010,000(3)(4)
Bruce A.  Hall
  Sr.  Vice President, CFO and
   Secretary.....................          2002                    123,131(5)                            --
                                           2001                    115,820                           55,000(6)
                                           2000                     81,796                          200,000(7)
Martin R.  MacDonald
  Sr.  Vice President of
   Technology & Business
   Development...................          2002                    116,496(8)                            --
                                           2001                    115,820                               --
                                           2000                     93,911                          100,000(9)
David J.  McNiel
  Sr.  Vice President of Operations
                                           2002                    116,621(10)                           --
                                           2001                    115,820                          400,000(11)
                                           2000                         --                               --
Roger D.  Arnold
   Sr. Vice President and
   General Counsel...............          2002                      7,211(12)                      325,000(13)
                                           2001                         --                               --
                                           2000                         --                               --

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

(12) Represents Mr. Arnold's salary from September 9, 2002, the date he joined us as Senior Vice President and General Counsel, until September 30, 2002.

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

                                             NUMBER OF SECURITIES
                                   UNDERLYING UNEXERCISED OPTIONS AT FISCAL   VALUE OF UNEXERCISED IN-THE-MONEY OPTION
                                                 YEAR END (#)                           AT FISCAL YEAR END(3)
                                   ----------------------------------------   ----------------------------------------
NAME                                   EXERCISABLE         UNEXERCISABLE          EXERCISABLE          UNEXERCISABLE
----                               ------------------   -------------------   ------------------   -------------------
Charles M. Rampacek(1)(2)........         610,000            400,000                   $0                       $0
Bruce A. Hall(4)(5)(6)...........         143,333            256,667                   $0                  $39,150
Martin R. MacDonald(7)(8)........          75,000            395,000                   $0                  $99,900
David J. McNiel(9)...............         200,000            200,000                   $0                       $0

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

         NAME                                       NUMBER OF SHARES
         ----                                       ----------------

         Bob G. Gower........................             25,000
         Thomas G. Plaskett (former director)             25,000
         Thomas G. Murray....................             25,000
         Nicholas W. Hollingshad.............             35,000(1)
         William A. Searles..................             35,000(1)
         Ron W. Haddock......................             35,000(1)
         Ronald D. Tiso......................             35,000(1)

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

                                                                                                  NUMBER OF SECURITIES
                                                                                                   REMAINING AVAILABLE
                                                                                                   FOR FUTURE ISSUANCE
                                                     NUMBER OF SECURITIES                             UNDER EQUITY
                                                      TO BE ISSUED UPON      WEIGHTED AVERAGE      COMPENSATION PLANS
                                                         EXERCISE OF         EXERCISE PRICE OF         (EXCLUDING
                                                     OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   SECURITIES REFLECTED
                                                     WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    IN FAR LEFT COLUMN)
                                                     -------------------   --------------------   --------------------

Equity compensation plans approved by security
  holders ........................................           8,750,000                1.5105               2,586,152
Equity compensation plans not approved by
  security holders ...............................                  --                    --                      --
                                                        --------------        --------------          --------------
     Total .......................................           8,750,000                1.5105               2,586,152

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

                  NAME AND ADDRESS                         AMOUNT AND NATURE
                OF BENEFICIAL OWNER                       OF BENEFICIAL OWNER      PERCENT OF CLASS
                -------------------                       -------------------      ----------------

Zesiger Capital Group LLC ...........................        13,338,343(1)               27.1%
320 Park Avenue, 30th Floor
New York, NY 10022
General Conference of ...............................        11,074,070(2)               23.9%
Seventh-day Adventists
12501 Old Columbia Pike
Silver Spring, MD 20904
HSB Engineering Finance Corp. .......................         2,796,114(3)                7.2%
One State Street
Hartford, CT ........................................                                   06102
Bechtel Group, Inc. .................................         3,264,192(4)                8.2%
P.O.  Box 193965
San Francisco, CA 94119
Charles M.  Rampacek ................................         1,038,341(5)                2.6%
Bob G.  Gower .......................................            92,000(6)                  *
Thomas G.  Murray ...................................         1,735,797(7)                4.4%
Nicholas W.  Hollingshad ............................           344,730(8)                  *
William A.  Searles .................................         1,072,195(9)                2.7%
Ron W.  Haddock .....................................            99,603(10)                 *
Ronald J.  Tiso .....................................           140,091(11)                 *
Bruce A.  Hall ......................................           467,414(12)               1.2%
Martin R.  MacDonald ................................           906,583(13)               2.4%
David J.  McNiel ....................................           595,849(14)               1.5%
All executive officers and directors as a group .....         6,492,601(15)             16.49%

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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

 4.3.33       Form of Class "AS" Warrants, exercisable at $0.75 per share
              (subject to adjustment), and expiring on July 29, 2007 (filed as Exhibit 4.3.33 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

 4.3.34       Form of Class "AS-a" Warrants, exercisable at $0.75 per share
              (subject to adjustment), and expiring on July 29, 2007 (filed as Exhibit 4.3.34 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

 4.3.35 Form of Class "AT" Warrants, exercisable at $0.75 per share, and expiring on September 27, 2007 (filed as Exhibit 4.3.35 to the
              December 26, 2002 Form 10-KSB and incorporated herein by reference).

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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
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

   10.31.2 Form of Amended and Restated Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan
                 Extension and Modification Agreement filed as Exhibit 10.34.1.
                 These notes replace the forms of notes previously filed as Exhibits 10.27.1, 10.28.1 and 10.30.1 to the Registrant's Form
                 10-KSB for the fiscal year ended September 30, 2001.

   10.32         Agreement for Engineering, Procurement and Construction
                 Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002
                 (filed separately with the Securities and Exchange Commission in connection with the June 2002 10-QSB pursuant to a request for confidential treatment).

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

   10.46         Extension to Option Agreement between Columbiana County Port
                 Authority and the Registrant, dated as of November 18, 2002
                 (filed as Exhibit 10.46 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

   10.46.1       Form of Letter Agreement extending the Option to Purchase
                 Agreement between Columbiana County Port Authority and the
                 Registrant, dated as of February 26, 2003 (filed as Exhibit
                 10.46.1 to the March 19, 2003 Form 10-KSB/A and incorporated herein by reference).

   10.47 Secured Promissory Note, dated as of December 31, 2000, among the Registrant and Bruce A. Hall (filed as Exhibit 10.47 to the
                 December 26, 2002 Form 10-KSB and incorporated herein by reference).

   10.48         Pledge Agreement, dated as of December 31, 2000, among the
                 Registrant and Bruce A. Hall (filed as Exhibit 10.48 to the
                 December 26, 2002 Form 10-KSB and incorporated herein by reference).

   10.49         Alliance Termination and Amendment Agreement, dated July 19,
                 2002, among the Registrant and Bechtel Corporation (filed as
                 Exhibit 10.49 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

   21.1 List of Subsidiaries of Registrant (filed as Exhibit 21.1 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

   24.1 Power of Attorney (included on the signature page attached hereto).

   99.1 *        Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.

   99.2 *        Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.

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


                                    PROBEX CORP.



April 17, 2003                      By: /s/ Charles M. Rampacek
                                        ---------------------------------------
                                        Charles M.  Rampacek
                                        Chairman of the Board, President,
                                        Chief Executive Officer and Director

                                 CERTIFICATIONS

         I, Charles M. Rampacek, certify that:

         1. I have reviewed this second amendment to annual report on Form 10-KSB of Probex Corp;

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

Date:  April 17, 2003

By:    /s/ Charles M. Rampacek
       -----------------------
       Charles M.  Rampacek
       Chairman of the Board, Chief Executive Officer, President, and Director

         I, Bruce A.  Hall, certify that:

         1. I have reviewed this second amendment to annual report on Form 10-KSB of Probex Corp;

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

Date:    April 17, 2003


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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

 4.3.33       Form of Class "AS" Warrants, exercisable at $0.75 per share
              (subject to adjustment), and expiring on July 29, 2007(filed as Exhibit 4.3.33 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

 4.3.34       Form of Class "AS-a" Warrants, exercisable at $0.75 per share
              (subject to adjustment), and expiring on July 29, 2007(filed as Exhibit 4.3.34 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

4.3.35 Form of Class "AT" Warrants, exercisable at $0.75 per share, and expiring on September 27, 2007(filed as Exhibit 4.3.35 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
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

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
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

   10.31.2 Form of Amended and Restated Convertible Promissory Note made by the Registrant in favor of the lenders named in the Loan
                 Extension and Modification Agreement filed as Exhibit 10.34.1.
                 These notes replace the forms of notes previously filed as Exhibits 10.27.1, 10.28.1 and 10.30.1 to the Registrant's Form
                 10-KSB for the fiscal year ended September 30, 2001.

   10.32         Agreement for Engineering, Procurement and Construction
                 Services, by and between Probex Wellsville, L.P., as owner, and Petrofac LLC, as contractor, dated as of April 11, 2002
                 (filed separately with the Securities and Exchange Commission in connection with the June 2002 10-QSB pursuant to a request for confidential treatment).

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

   10.46         Extension to Option Agreement between Columbiana County Port
                 Authority and the Registrant, dated as of November 18, 2002
                 (filed as Exhibit 10.46 to the December 26,2002 Form 10-KSB and incorporated herein by reference).

   10.46.1       Form of Letter Agreement extending the Option to Purchase
                 Agreement between Columbiana County Port Authority and the
                 Registrant, dated as of February 26, 2003 (filed as Exhibit
                 10.46.1 to the March 19, 2003 Form 10-KSB/A and incorporated herein by reference).

   10.47 Secured Promissory Note, dated as of December 31, 2000, among the Registrant and Bruce A. Hall(filed as Exhibit 10.47 to the
                 December 26, 2002 Form 10-KSB and incorporated herein by reference).

   10.48         Pledge Agreement, dated as of December 31, 2000, among the
                 Registrant and Bruce A. Hall(filed as Exhibit 10.48 to the
                 December 26, 2002 Form 10-KSB and incorporated herein by reference).

   10.49         Alliance Termination and Amendment Agreement, dated July 19,
                 2002, among the Registrant and Bechtel Corporation(filed as Exhibit 10.49 to the December 26, 2002 Form 10-KSB and incorporated herein by reference).

   21.1          List of Subsidiaries of Registrant(filed as Exhibit 21.1 to the
                 December 26, 2002 Form 10-KSB and incorporated herein by reference).

   24.1 Power of Attorney (included on the signature page attached hereto).

   99.1 *        Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.

   99.2 *        Certification pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002.

----------

* Filed herewith.